Form 10-K
period 2022-12-31
LPL Financial Holdings Inc.
filed 2023-02-23
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 15, 2023 was 78,673,766.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which the Company intends to file within 120 days of the fiscal year ended December 31, 2022, are incorporated by reference into Part III.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at sec.gov.
We post the following filings to our website at lpl.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of all such filings are available free of charge by request via email (investor.relations@lplfinancial.com), telephone ((617) 897-4574) or mail (LPL Financial Investor Relations at 1055 LPL Way, Fort Mill, SC 29715). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding:
•the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future share repurchases and dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs;
•the Company’s future revenue and expense;
•future affiliation models and capabilities;
•the expected onboarding of advisors, enterprises and assets in connection with our acquisition and recruitment activity;
•market and macroeconomic trends, including the effects of inflation and the interest rate environment;
•projected savings and anticipated improvements to the Company’s operating model, services and technologies as a result of its investments, initiatives, programs and acquisitions; and
•any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements.
These forward-looking statements reflect the Company’s expectations and objectives as of February 23, 2023. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•the success of the Company in attracting and retaining financial advisors and enterprises, and their ability to market financial products and services effectively;
•whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company;
•changes in growth and profitability of the Company’s fee-based offerings;
ii

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
•execution of the Company’s capital management plans, including its compliance with the terms of the Company’s amended and restated credit agreement (the “Credit Agreement”), the committed revolving credit facility at our broker-dealer subsidiary, LPL Financial LLC (the “Broker-Dealer Revolving Credit Facility”), and the indentures governing the Company’s senior unsecured notes (the “Indentures”);
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
Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K, and you should not rely on statements contained herein as representing the Company’s view as of any date subsequent to the date of this Annual Report on Form 10-K.

iii

PART I
Item 1.  Business
Overview
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We serve more than 21,000 financial advisors, including advisors at approximately 1,100 enterprises and at approximately 500 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. We offer integrated technology solutions, brokerage and advisory platforms, clearing services, compliance services, consultative practice management programs and training, business services and planning and advice services, and in-house research to help our advisors run successful businesses.
We are steadfast in our commitment to the advisor-mediated advice model and the belief that investors deserve access to personalized guidance from a financial advisor. We believe advisors should have the freedom to choose the business model, services and technology they need and to manage their client relationships. We believe investors achieve better outcomes when working with a financial advisor, and we strive to make it easy for advisors to do what is best for their clients.
We believe that we are the only company that offers the unique combination of an integrated technology platform, comprehensive self-clearing services and access to a wide range of curated non-proprietary products all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.
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
•The Private Trust Company, N.A. (“PTC”) provides trust administration, investment management oversight and, along with its affiliate Fiduciary Trust Company of New Hampshire, Individual Retirement Account (“IRA”) custodial services.
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC (“Allen & Company”), along with their affiliate, Financial Resources Group Investment Services, LLC (“FRGIS”) provide primary support for the Company’s employee advisor affiliation model.

Our Strategy
At LPL, our mission is to take care of our advisors so they can take care of their clients. Our vision is to become the leader across the advisor-mediated marketplace by empowering advisors to deliver great advice to their clients and be great operators of their businesses. In order to achieve this vision, our strategy is to meet advisors and enterprises where they are in the evolution of their businesses, provide capabilities to help advisors differentiate and win investors, create an industry-leading service experience that delights advisors and enterprises and their clients, and help advisors and enterprises run the most successful businesses in the industry.
Our Business
Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. We offer no proprietary products of our own, and, as a result, we enable the independent financial advisors and enterprises that we support to offer their clients lower-conflict advice.
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse, entrepreneurial financial services professionals who support approximately 7.9 million client accounts. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth management. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.
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
Our more than 21,000 advisors average over 20 years in the industry, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients whether they conduct brokerage business, offer brokerage and/or fee-based services on our corporate RIA platform, or provide fee-based services through their own RIA practices.
The majority of our advisors are independent practitioners who are primarily located in rural and suburban areas and, as such, are viewed as local providers of independent advice. Many of our advisors operate under their own business name, and we may assist these advisors with their branding, marketing and promotion and regulatory review. We also support advisors through our independent employee advisor affiliation model, where they benefit from a full-service employee relationship while generally retaining ownership of their clients.
Advisors licensed with LPL Financial as investment advisory representatives are able to conduct fee-based business on our corporate RIA platform, and advisors licensed with LPL Financial as registered representatives are able to conduct commission-based business on our brokerage platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial’s investment advisory representative or registered representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports over 500 independent RIA firms that conduct their business through separate registered investment advisor firms (“Independent RIAs”) with approximately 5,800 advisors who conduct their advisory business through these separate entities, rather than through our corporate RIA. Independent RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Independent RIAs engage us for technology, clearing and custody services, as well as access to our investment platforms. Advisors associated with Independent RIAs retain 100% of their advisory fees, and in return, we charge separate fees for custody, trading, administrative and support services. In addition, some financial advisors associated with Independent RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in providing support to over 3,500 financial advisors at approximately 1,100 enterprises nationwide. The core capabilities of these enterprises may not include investment and financial planning services, or they may find the technology, infrastructure and regulatory requirements of supporting such services to be cost-prohibitive. For these enterprises, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the enterprises to focus more attention and capital on their core businesses.
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
We support our advisors by providing front-, middle- and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing services, compliance services, consultative practice management programs and training, business services and planning and advice services, and in-house research. The comprehensive and increasingly automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
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
Comprehensive Clearing Services
We provide custody and clearing services for the majority of our advisors’ transactions and seek to offer a simplified and streamlined advisor experience with expedited processing capabilities. Our self-clearing platform enables us to control client data, more efficiently process and report trades, facilitate platform development, reduce costs and ultimately enhance the service experience for our advisors and their clients.
Compliance Services
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

Consultative Practice Management Programs and Training
Our practice management programs are designed to help leaders and financial advisors in independent practices and enterprises enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market, and our scale allows us to dedicate a team of experienced professionals to this effort. Our practice management and training services include:
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
•our Liquidity & Succession solution to expand the options of advisors seeking to monetize their businesses or free themselves from entrepreneurial burdens through the sale of their practices;
•an advisor loan program for advisors looking to buy another practice;
•transition services to help advisors establish independent practices and migrate client accounts to us; and
•in-person and virtual training and educational programs on topics including technology, use of advisory platforms and business development.

Business Services and Planning and Advice Services
We provide business services to advisors in areas critical to the operation of their practices, such as marketing, accounting and transaction support. Our business services portfolio includes professional services and business optimizer offerings. Professional services offerings, including CFO Solutions, Marketing Solutions, Admin Solutions, Bookkeeping and Partial Book Sales, are digital and employee-powered solutions that provide practice management expertise to support growth and operational efficiency. Business optimizer offerings, including M&A Solutions, Digital Office, Resilience Plans and Assurance Plans, are digital solutions that provide risk mitigation and business continuity services to support practice operations and succession planning.

Planning and advice services were launched in January of 2022 and are digital and employee-powered solutions that help advisors expand the breadth and depth of their advice. The focus of planning and advice services is helping advisors increase marketplace differentiation while limiting additional complexity and risk. We are expanding our portfolio of services to address new advisor needs while also enhancing our existing solutions to deliver an industry-leading customer experience.
In-House Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments. We share market analysis and commentary on macro-economic events, manager research, capital markets assumptions, strategic and tactical asset allocation advice and individual equity guidance. Our research team provides advice that is designed to empower our advisors to better serve their clients, including the creation of discretionary portfolios for which we serve as a portfolio manager, available through our turnkey advisory asset management platforms. We are able to provide objective and unbiased investment research to our advisors and their clients without the conflict of proprietary products or investment banking services.
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
Fee-Based Platforms and Support
We have various fee-based platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain options strategies, unit investment trusts, institutional money managers and no-load multi-manager variable annuities. As of December 31, 2022, the total advisory assets under custody in these platforms, through both our corporate RIA and Independent RIA advisory platforms, were $583.1 billion.
Commission-Based Products
Commission-based products include those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, fixed income, alternative investments, retirement and 529 education savings plans and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2022, the total brokerage assets in commission-based products were $527.7 billion.
Client Cash Programs
Our client cash programs include two Federal Deposit Insurance Corporation (“FDIC”) insured bank sweep vehicles, a client cash account and a money market account, which enable our advisors to manage their clients’ cash balances. As of December 31, 2022, the total assets in our client cash programs, which are held within advisory and brokerage accounts, were $64.1 billion.
Other Services
We provide a number of additional tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation and advice to retirement plan sponsors using LPL Financial. We offer proposal generation, investment analytics and portfolio modeling capabilities to both our advisors and external clients in the wealth management industry and provide an advisor-facing trading and portfolio rebalancing platform.
Our Financial Model
Our overall financial performance is a function of the following:
•Our revenue stems from diverse sources, including advisor-generated advisory fees and commission revenue, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances, service and fee revenue, transaction revenue and revenue for other ancillary services that we provide. Revenue is not concentrated by advisor, product or geography. For the year ended December 31, 2022, no single relationship with our independent advisor practices or enterprises accounted for more than 3% of our advisory and commission revenue, and no single advisor accounted for more than 1% of our advisory and commission revenue.
•The largest variable component of our expense, advisor payout percentages, is directly linked to revenue generated by our advisors.
•A portion of our revenue is not asset-based or correlated with the equity financial markets. Service and fee revenue is generated from advisor and retail investor services, including insurance, licensing, business services and planning and advice services, IRA custodian and other client account fees. Service and fee revenue from business services is based on recurring subscription fees. We charge separate fees to RIAs for technology, clearing, administrative, oversight and custody services, which may vary. In addition, we host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee.
•Our operating model is scalable and is capable of delivering expanding profit margins over time.
•We have managed our capital allocation framework and expenditures such that we have been able to both invest in our business and return capital to stockholders.

Our Competitive Strengths
Market Leadership Position and Scale
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
•Economies of Scale — As one of the largest distributors of financial products in the U.S., we have been able to obtain attractive economics from product sponsors.
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
Comprehensive Solutions
We differentiate through the combination of our capabilities across research, technology, risk management and practice management. We make meaningful investments to support the growth, productivity and efficiency of advisors across a broad spectrum of models as their practices evolve. Our focus is working alongside advisors to navigate complex environments in order to create the best outcomes for their clients.
We believe we offer a compelling value proposition to independent financial advisors and enterprises. This value proposition is built upon the delivery of our services through our scale, independence, and integrated technology, the sum of which we believe is not replicated in the industry. As a result, we believe that we do not have any direct competitors that offer our business model at the scale at which we offer it. For example, because we do not have any proprietary manufactured financial products, we do not view firms that manufacture asset management products and other financial products as direct competitors.
We provide comprehensive solutions to enterprises, such as regional banks, credit unions and insurance companies, that seek to provide a broad array of services for their clients. We believe many enterprises find the technology, infrastructure and regulatory requirements associated with delivering financial advice to be cost-prohibitive. The solutions we provide enable financial advisors at these enterprises to deliver their services on a cost-effective basis.
Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, subject to certain regulatory parameters, which has helped us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers, RIAs and other independent broker-dealers. Our platform can accommodate a variety of independent advisor business models, including independent financial advisors, RIAs and employee advisors. The flexibility of our business model enables our advisors to select their preferred affiliation model and product mix as their business evolves and preferences change within the market or their client base all within an environment that allows for evolution with minimal interruption to their business and their clients.

In addition, our business model provides advisors with a multitude of customizable service and technology offerings that allow them to increase their efficiency, focus on their clients and grow their practice. For example, LPL Services Group provides business support to advisors in areas critical to the operation of their practices, such as marketing, accounting and transaction support.
Our Sources of Growth
Increasing Productivity of Existing Advisor Base
We believe the productivity of our advisors has the potential to increase over time as we continue to develop solutions designed to enable them to add new clients, manage more of their clients’ investable assets and expand their existing practices with additional advisors. We expect to facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which we believe has the potential to result in the assets per advisor growing over time. Business services and planning and advice services are a source of organic growth as a larger share of advisors adopts these service solutions.
Attracting New Assets to Our Platform
We intend to grow the assets served by our platform across traditional markets and through new affiliation models. Ongoing investment in and enhancements to our platform and support teams have led to an expanded pipeline. We have also experienced momentum from a continued expansion of our advisor affiliation models, which has attracted prospects from new sources. Finally, we have opened up a new market with our newest enterprise affiliation model. This resulted in relationships with M&T Bank Corporation and BMO Harris Financial Advisors that we began during 2021 and the onboarding of CUNA Brokerage Services, Inc. and People’s United Bank in 2022. Related investments in our enterprise platform have generated interest from new enterprise clients.
Competition
We compete with a variety of financial firms to attract and retain experienced and productive advisors. These financial firms operate in various channels and markets:
•Within the independent broker-dealer channel, the industry is highly fragmented and consists primarily of regional firms that rely on third-party custodians and technology providers to support their operations.
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
Workforce
As of December 31, 2022, we had approximately 6,900 full-time employees, all of whom are located in the U.S. Of our employees, approximately 49% self-identify as women and 40% self-identify as Black, Indigenous, or People of Color.
Talent Management and Culture
Due to the complexity of our business, we compete with other companies for top talent, both inside and outside of our industry, and in multiple geographical areas within the United States. Our Human Capital efforts focus on further developing our culture of service in concert with our mission statement: We take care of our advisors so they can take care of their clients. To that end, we seek employees who are committed to excellence, integrity, and living our values. Our employees are one team on one mission: to seek, embrace and apply feedback, stop and consider the big picture, and deliver results for our advisors and their clients.

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
We offer an array of benefits intended to meet the diverse needs of our employees and their eligible dependents. From healthcare to holidays, our aim is to help our employees enjoy happy and healthy lifestyles while maintaining work-life balance. We offer comprehensive benefits to all full-time employees and part-time employees working at least 30 hours per week, which equates to over 99% of our workforce. Our health and welfare benefits include, among other things: medical coverage; dental and vision coverage; healthcare and dependent-care flexible spending accounts; Health Savings Accounts; accident and critical illness coverage; life and accidental death and dismemberment insurance; short-term and long-term disability insurance; and the LPL Live Well employee wellbeing program, which includes a mental health support program with quick access to therapy and counseling.
Recruiting
As a Fortune 500 company focused on innovation and growth, talent drives the success of our company. Therefore, we are focused on attracting, developing and retaining our employees. To reach a diverse pool of potential talent, we are continually in the market and take a multi-faceted approach to recruiting in pursuit of diverse, entrepreneurial and dedicated team members. By expanding our reach and sourcing efforts and implementing diverse recruitment methods, we seek to create a workforce representative of the communities and partners we serve.
We continue to invest in talent recruitment channels to introduce younger generations to the opportunities within wealth management and financial services. As part of our university recruitment strategy, we have expanded partnerships with colleges and universities in the local communities we serve and beyond. We continuously seek ways to collaborate with students, faculty and diverse campus organizations to increase exposure and opportunities for students. LEAP, our Leadership Excellence and Achievement Program, encompasses the Company’s early talent initiatives and offers internship, part time and full time opportunities to develop the next generation of leaders.
Training and Development
We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. To ensure that new employees integrate into our culture and their daily work, we provide a robust new-hire experience, as well as extensive ongoing training for existing employees to acquaint them with our business. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance, and we offer professional development opportunities through training sessions and cross-departmental workshops, resulting in over 140,000 completed courses and workshops and approximately 134,000 development hours for our employees. In addition, we have mentorship programs that pair newer employees with more experienced professionals, giving mentees access to experience, expertise, and guidance. Finally, to help employees determine the next steps in their careers, we have a Career Growth Portal that provides employees with tools, resources, training courses and assessments as they chart their career paths.
Employee Safety
We aim to provide a safe, inclusive environment for our employees where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions and require our personnel to attend regular training sessions and workshops on those topics.
To promote health and safety in our workplace, we implemented a work-from-home-or-office practice that enables employees in many positions to choose whether to work remotely and/or on-site. For our employees working in our offices (including our on-site essential workers), we continue to maximize outdoor air intake and air filtration. In addition, we have installed integrated ionic air purification systems into the HVAC systems of our large office locations. We believe we continue to support all health and safety requirements in effect, and we continue to provide leaves of absence and workplace accommodations to support employees with mental health concerns, daycare challenges or distance learning for their children and dependents. In addition, the LPL Financial Foundation continues to support the LPL Care Fund, an employee-to-employee relief fund created to help employees facing unexpected and unavoidable financial hardships as a result of a natural disaster or epidemic by providing tax-free grants.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion (“DEI”) efforts are overseen by our chief executive officer, chief human capital officer and chief diversity officer. In 2022, the management committee received quarterly updates on these metrics, and they approved a requested financial investment in our DEI program. In addition, our Board of Directors (the “Board”) also received updates during regularly scheduled quarterly meetings.
We believe that well-being is more than just physical safety and that our employees should feel welcome and supported as who they are. We seek to foster diversity and a culture of inclusivity. Our employee-led resource groups focus on the needs, concerns and experiences of various diverse groups to help leaders drive business outcomes. In addition, our professional development and recruitment efforts have focused on improving the diversity of our employee population, including through targeted outreach to and collaborations with organizations that serve diverse populations.
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
We are committed to an inclusive work environment to encourage and cultivate diversity of thought and ideas within the organization. We sponsor Employee Resource Groups (with representation including but not limited to groups for individuals who identify as African-American, Asian-American and Pacific Islander, Hispanic, LGBTQ, Veterans, Women and People with Disabilities) to leverage the individual talents, perspectives and experiences of our employees to position us for continued growth and success.
The DEI talent attraction efforts are centered on strengthening relationships with community partners, particularly historically Black colleges and universities, where we have hosted several career fairs. These efforts helped create a 2022 class of interns where over 70% identified as a woman and/or as Black, Indigenous, or a Person of Color. We continue to improve our non-traditional recruitment channels as well, investing in new methodologies in 2022 to identify underrepresented pools of candidates and working with executive search firms that present diverse candidates. We also focus our efforts on providing advancement opportunities for employees underrepresented in the financial industry. Our flagship Emerging Leaders Program virtually hosted a diverse group of top talent leaders with keynotes, small groups, real-world practice and collaborative community discussions to further enhance their leadership capabilities. In addition, we have partnered for the twelfth year with Linkage’s Women in Leadership Institute to send women leaders to the annual conference for learning and networking opportunities. We continued our partnership and participation in the McKinsey Black Leadership Academy and expanded participation in the McKinsey Asian Leadership Academy and the McKinsey Hispanic/Latin Leadership Academy in 2022.
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
Broker-Dealer Regulation
LPL Financial and FRGIS are registered broker-dealers. LPL Financial is a clearing broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority (“FINRA”) and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. FRGIS is registered with the SEC, a member of FINRA, and registered as a broker-dealer in New Jersey, South Carolina, and New York. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial. LPL Financial is registered as an introducing broker-dealer with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). LPL Financial is regulated by the SEC, FINRA, CFTC and NFA. FRGIS is regulated by the SEC and FINRA.
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
Regulators make periodic examinations and inquiries of us and review annual, monthly and other reports on our operations and financial condition. Regulatory actions brought against us alleging violations of applicable laws, rules and regulations could result in censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation or the issuance of cease-and-desist orders. Such actions could also result in the restriction, suspension or expulsion from the securities industry of us or our financial advisors, officers or employees. We also may incur substantial expenses, damage to our reputation or similar adverse consequences in connection with any such actions by the SEC, FINRA, CFTC, NFA, the U.S. Department of Labor (“DOL”) or state securities regulators, regardless of the outcome.
LPL Financial’s margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require LPL Financial to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
On June 30, 2020, the SEC’s new standard of conduct applicable to retail brokerage accounts (“Reg BI”) became applicable. Reg BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In December 2020, the DOL finalized a new Prohibited Transaction Exemption 2020-02 (“PTE 2020-02”) that expanded instances where an investment advice fiduciary can receive additional compensation on transactions as a result of fiduciary recommendations to a plan covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), IRA or other account covered by Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). Compliance with these provisions has increased our compliance costs. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. As industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. It is unclear how and whether other regulators, including banking regulators, and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by Reg BI and PTE 2020-02.
Investment Adviser Regulation
As investment advisers registered with the SEC, our subsidiaries LPL Financial and Fortigent, LLC are subject to the requirements of the Advisers Act, and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.
The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and associated regulations. Investment advisers also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or the termination of an investment adviser’s registration. We also may incur substantial expenses, damage to our reputation or similar adverse consequences in connection with such actions, regardless of the outcome.
Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, LPL Employee Services, LLC, PTC, Fiduciary Trust Company of New Hampshire and LPLIA, are subject to ERISA, and Section 4975 of the Code, and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients, plan participants and retirement, health and educational accounts that are subject to ERISA or Section 4975 of the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
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
In December 2020, the DOL finalized PTE 2020-02, providing broad exemptive relief for receiving variable or transaction-based compensation, and certain other “prohibited transactions,” in connection with fiduciary investment advice to investors using covered accounts if certain conditions are met. The preamble to this exemption also included the DOL’s new and expanded interpretation of when providing a rollover recommendation (or potentially other recommendations) could result in fiduciary status under the historic Five-Part Test. This new interpretation, as well as other guidance issued by the DOL in connection with this interpretation, is the subject of multiple litigations in federal district courts challenging the DOL’s authority to issue it. On February 13, 2023, a federal court issued a decision that invalidated the DOL’s interpretation of who qualifies as a fiduciary under ERISA in providing a rollover recommendation. We operate our business in compliance with a number of DOL prohibited transaction exemptions, including PTE 2020-02, where applicable. However, as industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, and the outcomes of litigation remain pending, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. In addition, it is unclear how and whether the DOL and other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of the Five-Part Test and PTE 2020-02 rules or interpretations.
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
Because of its limited purpose, PTC is not a “bank” as defined under the Bank Holding Company Act of 1956. Consequently, neither its immediate parent, PTC Holdings, Inc., nor its ultimate parent, LPLFH, is regulated by the Board of Governors of the Federal Reserve System as a bank holding company. However, PTC is subject to regulation by the OCC and to various laws and regulations enforced by the OCC, such as capital adequacy, change of control restrictions and regulations governing fiduciary duties, conflicts of interest, self-dealing and anti-money laundering. For example, the Change in Bank Control Act of 1978, as implemented by OCC supervisory policy, imposes restrictions on parties who wish to acquire a controlling interest in a limited purpose national bank such as PTC or the holding company of a limited purpose national bank such as LPLFH. In general, an acquisition of 10% or more of our common stock, or another acquisition of “control” as defined in OCC regulations, may require OCC approval. These laws and regulations are designed to serve specific bank regulatory and supervisory purposes and are not meant for the protection of PTC, PTC Holdings, Inc., LPLFH or their stockholders.

Regulatory Capital Requirements
The SEC, FINRA, CFTC and NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. The net capital rule under the Exchange Act requires a broker-dealer to maintain a minimum net capital and applies certain discounts to the value of its assets based on the liquidity of such assets. LPL Financial is also subject to the NFA’s financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA’s minimum financial requirements. Under these requirements, LPL Financial is currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the Exchange Act’s net capital rule.
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
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information and general concerns about the security of that information. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, as well as the California Consumer Privacy Act and further potential federal and state requirements.
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
•The effects of the COVID-19 pandemic have negatively affected the global economy, the U.S. economy and global financial markets, and may disrupt our operations.
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
•Our future ability to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our Board and will be limited by our ability to generate sufficient earnings and cash flows.
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
The market for experienced and productive advisors is highly competitive, and we devote significant resources to attracting and retaining well-qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies, other independent broker-dealers and independent RIA firms. If we are not successful in retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
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
Our revenue is exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our client cash programs and changes in interest income earned on deposits in third-party bank accounts and short-term U.S. treasury bills, which are generally based on prevailing interest rates.
Our revenue from our client cash programs has declined in the past as a result of a low interest rate environment, and our revenue may decline in the future due to decreases in interest rates, decreases in client cash balances or mix shifts among the current or future deposit sweep vehicles, client cash account or money market accounts that we offer. Though the Federal Reserve increased its target federal funds rate in 2022 to combat rising inflation, there is no guarantee of further increases, or that the higher interest rate environment will be sustained. If the Federal Reserve reduces its target federal funds rate from current levels, our revenue will be impacted.
Our revenue from our client cash programs also depends on our success in placing deposits and negotiating favorable terms in agreements with third-party banks and money market fund providers participating in our programs, as well as our success in offering competitive products, program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, less favorable terms in future contracts, the inability to place deposits with third-party sweep banks, or changes in client cash or money market accounts that we offer could result in declines in our revenue.
A sustained low interest rate environment may also have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our client cash programs. Even in a rising interest rate environment, if balances or yields in our client cash programs decrease, future revenue from our client cash programs may be lower than expected.

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
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas and regulatory, governmental and self-regulatory organization (“SRO”) inquiries, investigations and enforcement proceedings, as well as other actions and claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA and state securities regulators, as well as clients of Independent RIAs.
The outcomes of any such legal or regulatory proceedings, including litigations, arbitrations, inquiries, investigations and enforcement proceedings by the SEC, FINRA, DOL and state securities regulators, are difficult to predict. A negative outcome in such a matter could result in substantial legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us. Further, such negative outcomes individually or in the aggregate may cause us significant reputational harm and could have a material adverse effect on our ability to recruit or retain financial advisors or enterprises, or our results of operations, cash flows or financial condition.
We may face liabilities for deficiencies or failures in our supervisory and regulatory compliance systems and programs. We may also face liabilities for actual or alleged breaches of legal duties to clients of our advisors or Independent RIAs, including in respect of issues related to the financial products we make available in our curated product platform or the investment advice or securities recommendations our advisors or Independent RIAs provide to their clients. We are subject to various standards of care, including in some cases fiduciary obligations.
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

Misconduct and errors by our employees, advisors or Independent RIAs could be difficult for us to detect and could result in actual or alleged violations of law by us, investigations, litigation, regulatory sanctions, or serious reputational or financial harm. Although we have designed policies and procedures to comply with applicable laws, rules, regulations and interpretations, we cannot always prevent or detect misconduct and errors by our employees, advisors or Independent RIAs, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are typically not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges, particularly in the case of complex products or supervision of outside business activities, including those conducted through Independent RIAs. In addition, although we provide our advisors with requirements and recommendations for their office technology, we cannot fully control or monitor the extent of their implementation of our requirements and recommendations. Accordingly, we cannot assure that our advisors’ technology meets our standards, including with regard to information security and cybersecurity. We also cannot assure that misconduct or errors by our employees, advisors or Independent RIAs will not lead to a material adverse effect on our business, or that our errors and omissions insurance will be sufficient to cover such misconduct or errors.
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
•actual or alleged events of default under our Credit Agreement, Broker-Dealer Revolving Credit Facility or other agreements governing our indebtedness;
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
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under our revolving credit facility, Broker-Dealer Revolving Credit Facility or uncommitted lines of credit. We may also need access to capital in connection with the growth of our business, through acquisitions or otherwise.
In the event current resources are insufficient to satisfy our needs, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as:
•market conditions;
•the general availability of credit;
•the volume of trading activities;
•the overall availability of credit to the financial services industry;
•our credit ratings and credit capacity; and
•the possibility that current or future lenders could develop a negative perception of our long- or short-term financial prospects as a result of industry- or company-specific considerations. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.
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
We have made acquisitions and investments in the past and plan to pursue further acquisitions and investments in the future, including in connection with our Liquidity & Succession solution. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation, or the acquired business could fail to further our strategic or financial goals. We can provide no assurances that advisors who join LPL Financial through acquisitions or investments in advisor practices will remain at LPL Financial. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition, and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns, and any of these factors could have a material adverse effect on our business.

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
LPL Financial provides clearing services and trade processing for our advisors and their clients and certain enterprises. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of our advisors’ clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities, as well as losses and liabilities in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to losses resulting from adverse movements in the prices of such securities.
Our indebtedness could adversely affect our financial condition and may limit our ability to use debt to fund future capital needs.
At December 31, 2022, we had total indebtedness of $2.7 billion, of which $1.0 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate and limit our ability to borrow additional funds. With interest rate increases, our interest expense has increased because borrowings under our Credit Agreement are based on variable interest rates.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our Credit Agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our Credit Agreement, our Broker-Dealer Revolving Credit Facility or other future indebtedness, we could lose access to these sources of liquidity and our creditors could, among other things, accelerate the maturity of our indebtedness.

Our Credit Agreement and the Indentures governing our Notes permit us to incur additional indebtedness. Under our Credit Agreement we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments subject to certain limitations. Although the Credit Agreement and the Indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, other obligations that do not qualify as “indebtedness” under the terms of our Credit Agreement or the Indentures are not restricted by those agreements. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
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
These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants or covenants under our Broker-Dealer Revolving Credit Facility and are unable to obtain waivers, we would be in default under our Credit Agreement, the Indentures or the Broker-Dealer Revolving Credit Facility, as applicable. As a result, payment of the indebtedness could be accelerated, which may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess Securities Investor Protection Corporation, business interruption, cyber and data breach, errors and omissions and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate based on our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. The availability of coverage depends on the nature of the claim and the adequacy of reserves, which in turn depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult and requires complex judgments, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future some or all of our insurance proves to be inadequate or unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
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
Our curated product platform offers no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with many of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities, mutual funds and exchange-traded funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business, may be materially adversely affected. As an example, certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products.
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
The effects of the COVID-19 pandemic have negatively affected the global economy, the U.S. economy and global financial markets, and may disrupt our operations.
The COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets, and future material impacts on our business remain a possibility. For example, a prolonged downturn in equity and other financial markets could adversely affect our advisory, asset-based and trailing commission revenues. Alternatively, we could experience disruptions in technology, processing or support functions if our outsourced service providers or other vendors experience disruptions in their business operations resulting from the COVID-19 pandemic. Other pandemic-related developments that could negatively affect our business are impossible to predict and are outside of our control.
We implemented significant elements of our business continuity plans in response to the COVID-19 pandemic, and we continue to rely on capabilities that we put into place to support these plans. While we believe that these plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that they will be able to do so on an uninterrupted basis, and reliance on such plans could expose our business to other operational risks, including risks related to the security and reliability of our remote-work solutions. Any compromise, failure or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business and negative effects on our reputation and results of operations.
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
Our business, including securities and investment advisory services, is subject to extensive regulation under both federal and state laws, rules and regulations. Our subsidiary LPL Financial is:
•registered as a clearing broker-dealer with the SEC, each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;
•registered as an investment adviser with the SEC;
•registered as an introducing broker-dealer with the CFTC;
•a member of FINRA and various other SROs, and a participant in various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation; and
•subject to oversight by the DOL relative to its servicing of retirement plan accounts subject to ERISA and the Code.
The primary SRO of LPL Financial’s broker-dealer activity is FINRA, and the primary regulator of LPL Financial’s investment advisory activity is the SEC. LPL Financial is also subject to state laws, including state “blue sky” laws, and the rules of the Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
The SEC, FINRA, DOL, CFTC, OCC, various securities and futures exchanges and other United States and state-level governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations or interpretations. There can be no assurance that other federal or state agencies will not attempt to further regulate our business or that specific interactions with foreign countries or foreign nationals will not trigger regulation in non-U.S. law in particular circumstances. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
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
As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters. For example, in October 2022, we received a request for information from the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that we have not approved. We intend to cooperate fully with the SEC’s inquiry. We maintain insurance coverage for certain potential liabilities such as this, but we are unable to determine that our coverage will be adequate to cover all potential losses. At this time, we do not believe that this request will have a material adverse effect on our results of operations, financial position, or cash flows. For more information, see Note 14 - Commitments and Contingencies within the notes to the consolidated financial statements in this Annual Report on Form 10-K.
Violations of laws, rules or regulations and settlements in respect of alleged violations have in the past resulted in, and could in the future result in, legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and enterprises. Depending on the nature of the violation, we may be required to offer restitution or remediation to customers, and the costs of doing so could exceed our loss reserves.
We have established a captive insurance subsidiary that underwrites insurance for various regulatory and legal risks, although self-insurance coverage is not available for all matters. For more information about the potential limits of our insurance coverage, including our self-insurance coverage, please see “Our insurance coverage may be inadequate or expensive” above.
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
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements and additional costs. For example, the SEC’s Reg BI, which requires broker-dealers and their associated persons to act in the best interest of their retail customers when making securities recommendations and establishes a number of new compliance and disclosure obligations for broker-dealers, became applicable on June 30, 2020. Nevada enacted a statute that imposes fiduciary standards and other obligations on broker-dealers and investment advisers operating in that state. Other states have adopted or are considering adopting a best interest standard applicable to broker-dealers or the sale of certain annuity and insurance products. The DOL issued PTE 2020-02 with a new and expanded interpretation of fiduciary status. We expect that these developments could negatively impact our results, including by increasing our expenditures related to legal, compliance, and information technology and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
It is unclear how and whether other regulators, including the SEC, FINRA, DOL, banking regulators and other state securities and insurance regulators may respond to, or enforce elements of, these new regulations, or develop their own similar laws and regulations. The impacts, degree and timing of the effect of these laws and future regulations on our business cannot now be anticipated or planned for, and may have further impacts on our products and services and the results of operations. Please consult the “Retirement Plan Services Regulation” section within Part I, “Item 1. Business” for specific information about risks associated with DOL regulations and related exemptions and their potential impact on our operations.
In addition, the Dodd-Frank Act enacted wide-ranging changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act remain subject to implementing regulations that are yet to be adopted by the applicable regulatory agencies. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent the Dodd-Frank Act, or other existing or new laws and regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed, or whether any existing proposals will become law. New laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
In addition, the SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Net Capital Rule”) under the Exchange Act, and related requirements of SROs. The CFTC and NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiary could be restricted in the event of a net capital shortfall at LPL Financial, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could also adversely affect our ability to expand or even maintain our present levels of business.
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
Our own information technology systems are vulnerable to an extent to unauthorized access and other security risks. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data, but disloyal or negligent insiders pose risks. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures or bypass authentication controls could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, or accounts and to disable the functioning or use of applications or technology assets. Such activity could, among other things:
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
Data security incidents within the financial services industry are increasing, and threat actors continue to find novel ways to attack security environments. In light of the diversity of our advisors’ security environments and the increasing sophistication of malicious actors, an attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. In some cases, the nature of the attack may be such that full and reliable information may never be available. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.
These incidents could involve operational disruptions, notification costs, ransom payments and reputational harm, investigations, litigation and fines with regulators as well as litigation, financial disputes and reputational harm with current and potential advisors and advisors’ clients.
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
Maintaining competitive technology requires us to make significant capital investments, both in the near term and longer-term. There cannot be any assurance that we will have sufficient resources to adequately update and expand our information technology systems or capabilities, or offer our services on the personal and mobile computing devices that may be preferred by our advisors and/or their clients, nor can there be any assurance that any upgrade or expansion efforts will be sufficiently timely, successful, secure and accepted by our current and prospective advisors or their clients. The process of upgrading and expanding our systems has at times caused, and may in the future cause, us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A breakdown in advisors’ systems could have similar effects. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. Security, stability and regulatory risks also exist because parts of our infrastructure and software are beyond their manufacturer’s stated end of life. We are working to mitigate such risks through additional controls and increased modernization spending, although we cannot provide assurance that our risk mitigation efforts will be effective, in whole or in part.
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
The market price of our common stock may fluctuate substantially due to the following factors (in addition to the other risk factors described in this Item 1A):
•actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenue associated with our client cash programs;
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
Our future ability to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our Board and will be limited by our ability to generate sufficient earnings and cash flows.
Our Board declared quarterly cash dividends on our outstanding common stock in 2022 and has authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the Board’s continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the Board deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, general economic, financial and business conditions, and the future prospects of our own business.
The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock and repurchase shares is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our Credit Agreement and the Indentures. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, CFTC, NFA and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
A summary of our significant locations at December 31, 2022 is shown in the following table:

Location	Approximate Square Footage	Lease Expiration
Fort Mill, South Carolina	452,000	2036
San Diego, California	420,000	2029
Boston, Massachusetts	69,000	2023
Austin, Texas	57,000	2029
Overland Park, Kansas	30,000	2023
We also lease smaller administrative and operational offices in various locations throughout the United States. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.
Item 3.  Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA and state securities regulators, as well as other actions and claims.
For a discussion of legal proceedings, see Note 14 - Commitments and Contingencies within the notes to the consolidated financial statements and Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
On February 16, 2023, the Company announced an organizational realignment of certain business functions in support of its client experience. The following table provides certain information about each of the Company’s executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Dan H. Arnold	58	President and Chief Executive Officer
Matthew J. Audette	48	Chief Financial Officer and Head of Business Operations
Matthew Enyedi	49	Managing Director, Client Success
Greg Gates	45	Managing Director, Chief Technology & Information Officer
Aneri Jambusaria	39	Managing Director, LPL Services Group
Sallie R. Larsen(1)	69	Managing Director, Chief Human Capital Officer
Michelle Oroschakoff(1)	61	Managing Director, Chief Legal Officer
Dayton Semerjian(2)	58	Managing Director, Chief Customer Care Officer
Kabir Sethi	52	Managing Director, Chief Product Officer
Richard Steinmeier	49	Managing Director, Divisional President, Business Development
____________________
(1)    Ms. Larsen and Ms. Oroschakoff will be retiring from the Company in 2023.
(2)    Mr. Semerjian will be departing the Company in March 2023.
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
Matthew J. Audette — Chief Financial Officer and Head of Business Operations
Mr. Audette has served as our chief financial officer since 2015 and head of business operations since February 2023, with responsibility for the Company’s financial, risk, compliance and client operations functions. He leads the Company’s financial planning and analysis, treasury, controllership, tax, internal audit, corporate development and investor relations functions. In addition, he oversees the teams responsible for delivering operational speed and transparency, along with continued strong compliance and risk management, to the Company’s advisors and enterprises.
Since joining LPL Financial in 2015 as chief financial officer, Mr. Audette has led corporate acquisitions, debt transactions, the client deposit portfolio, expense management and capital allocation. In addition, he oversaw the LPL Services Group from May 2022 until February 2023. Prior to joining LPL Financial, Mr. Audette served as executive vice president and chief financial officer of E*TRADE Financial Corporation. During his 16 years with E*TRADE, he was a key contributor in the growth of the franchise, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in the financial services practice at KPMG. Mr. Audette earned a B.S. in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.
Matthew Enyedi — Managing Director, Client Success
Mr. Enyedi has served as managing director, client success since February 2023. The client success organization is a client-centered, cross-functional team responsible for fueling the sustained success and satisfaction of the Company’s advisors and enterprises. Under this organization, the relationship management, marketing and communications, service and supervision teams focus on providing an integrated and consistent experience across clients’ primary touchpoints with LPL. Mr. Enyedi served as managing director, national sales and marketing from April 2022 to February 2023, with responsibility for growing the Company’s client relationships. He served as managing director, business solutions from November 2020 to April 2022, with responsibility for developing and deploying the platform of professional services for advisors now included in the LPL Services Group. Prior to that, he led LPL Financial’s national sales and wealth management organizations and was responsible for data analytics and accelerating the organic growth of the Company’s advisors across planning, advisory, brokerage and retirement plan services. Prior to joining LPL Financial in 2003, he worked as a financial advisor with UBS PaineWebber. Mr. Enyedi earned a B.A. in speech communication and business administration from the University of San Diego. He earned the Certified Investment Management Analyst® designation from the Haas School of Business at the University of California, Berkeley.
Greg Gates — Managing Director, Chief Technology & Information Officer
Mr. Gates has served as managing director, chief technology & information officer of LPL Financial since July 2021. In this role he is responsible for managing all aspects of the Company’s technology and systems applications. He leads an information technology organization responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for our advisors, enterprises and employees. Mr. Gates joined LPL Financial in 2018 with nearly two decades of senior-level management experience focused on the application of technology to solve business challenges on a global scale. Before joining LPL Financial, Mr. Gates led product management and engineering teams at PayPal from 2011 to 2018, focusing on internal technology platforms, merchant and consumer experiences, risk and security, and global operations. Prior to that, he led a number of technology organizations at Bank of America, culminating in leadership of Bank of America’s Contact Center Technology from 2002 to 2011. Mr. Gates earned his B.S. in biomedical engineering from Vanderbilt University and has successfully completed multiple leadership, continuing education and certification programs from several organizations.
Aneri Jambusaria – Managing Director, LPL Services Group
Ms. Jambusaria has served as managing director, LPL Services Group since February 2023. In this role, she is responsible for the development and delivery of LPL Financial’s portfolio of business services, planning and advice services, and value-added consultation functions, which address key challenges advisors and enterprises face in serving investors and operating their businesses. Ms. Jambusaria joined LPL Financial in 2020 as executive vice president, strategy and new ventures and transitioned into an expanded role in 2021 to lead the LPL Services Group. Prior to joining LPL Financial, Ms. Jambusaria held various positions at Fidelity Investments, most recently as head of the Planning Office for Enterprise Strategy and Planning. During her nine years at Fidelity, she helped shape strategy for business lines while gaining a strong understanding of wealth management and the products, solutions and technologies that serve investors. Before Fidelity, she worked as a senior consultant for Deloitte’s financial services practice. Ms. Jambusaria earned her B.S. in economics from the Wharton School at the University of Pennsylvania and her M.B.A. from Northwestern University’s Kellogg School of Management.
Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen is managing director, chief human capital officer of LPL Financial. She is responsible for overseeing human resources, executive communication, talent development, corporate real estate, total rewards and talent acquisition, advisor and employee learning and development, and diversity, equity and inclusion. Ms. Larsen joined LPL Financial in May 2012 from the Federal Home Loan Bank/Office of Finance, where she served as the chief human resources officer from November 2009 to April 2012. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University and a certificate in executive leadership coaching from Georgetown University.
Michelle Oroschakoff — Managing Director, Chief Legal Officer
Ms. Oroschakoff is managing director, chief legal officer of LPL Financial. She is responsible for company-wide legal, regulatory and government relations matters and has a leading role in LPL Financial’s ongoing focus on enhancing the corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience in legal, compliance and risk management, including leading the Company’s compliance and risk management functions from 2013 to February 2023. She joined LPL Financial as managing director, chief risk officer in September 2013 from Morgan Stanley, and was promoted to chief legal and risk officer in June 2017. She became chief legal officer in June 2018. At Morgan Stanley, she most recently served as managing director and global chief risk officer of the firm’s Global Wealth Management Group from 2011 to 2013. Previously, while with Morgan Stanley, she served as chief administrative officer from 2010 to 2011, as well as chief compliance officer from 2006 to 2010. Earlier in her career, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles at Morgan Stanley, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm where she became familiar with the independent model. She is the President of the SIFMA Compliance and Legal Executive Committee. Ms. Oroschakoff earned a B.A. in English literature from the University of Oregon and a J.D., with honors, from the University of Michigan.
Dayton Semerjian — Managing Director, Chief Customer Care Officer
Mr. Semerjian has served as managing director, chief customer care officer of LPL Financial since February 2019. He has been responsible for LPL Financial’s customer satisfaction and client-centric efforts and led Service, Trading and Operations, LPL Financial’s largest business unit. As a result of the organizational realignment announced in February 2023, Mr. Semerjian will depart the Company effective March 31, 2023. Before joining LPL Financial, Mr. Semerjian was general manager and senior vice president for Global Customer Success at CA Technologies Inc., which he joined in 2005 when the firm acquired Concord Communication Inc. At Concord, he was executive vice president of marketing and strategic alliances. Mr. Semerjian also gained experience leading firms in adopting new service models that focus on improving the customer experience at scale through leadership roles at Intel Corp., Nation Street Inc. and Corente Inc., which was acquired by Oracle. Mr. Semerjian received a B.B.A. in marketing and management from the University of Massachusetts and an M.B.A. from Harvard Business School. He was also awarded an advanced certificate of executive management by the MIT Sloan School of Management.
Kabir Sethi — Managing Director, Chief Product Officer
Mr. Sethi has served as managing director, chief product officer of LPL Financial since May 2022. He is responsible for LPL Financial’s technology platforms and wealth management offerings, ensuring the delivery of innovative products to advisors and clients. In this role, he provides strategic leadership and direction to the wealth management solutions, investment research, investor product experience, advisor technology products, and data and analytics teams, who are focused on delivering wealth solutions and digital capabilities for our advisors and enterprises, to enable them to continue driving growth and productivity in all areas of their businesses. Prior to joining LPL Financial, Mr. Sethi spent 18 years at Merrill Lynch, at which he held several leadership positions, including managing director in Bank of America’s Global Wealth & Investment Management division. He also served as head of Digital for Merrill Lynch Wealth Management and was responsible for digital platforms, including the financial advisor experience, wealth planning, and social media. Mr. Sethi earned a B.A. in economics from St. Stephen’s College at Delhi University, an M.I.B. from Columbia University, and an M.B.A. from Indian Institute of Management.
Richard Steinmeier — Managing Director, Divisional President, Business Development
Mr. Steinmeier has served as managing director and divisional president, business development of LPL Financial since August 2018. In this role, he has responsibility for recruiting new advisors and enterprises to LPL Financial and to existing advisor practices, as well as exploring new markets and merger and acquisition opportunities. Prior to joining LPL Financial, Mr. Steinmeier served as managing director, head of digital strategy and platforms for UBS Wealth Management Americas from September 2017 to August 2018 and as managing director, head of the Emerging Affluent Segment and Wealth Advice Center from August 2012 to September 2017. Prior to UBS, Mr. Steinmeier held a variety of leadership roles at Merrill Lynch, most recently as managing director of the Merrill Edge Advisory Center from February 2009 to August 2012. Prior to joining Merrill Lynch, he served as an engagement manager at McKinsey & Company from 2002 to 2006. Mr. Steinmeier earned a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Stanford University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of February 15, 2023 was $247.91 per share. As of that date, there were 938 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.
Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index for the five-year period ended December 31, 2022. The graph assumes a $100 investment at the closing price on December 31, 2017 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Value
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our Board and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants and other factors that our Board may deem relevant. Our Credit Agreement and the Indentures governing the Notes contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and

Related Covenants.” In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	673,764	$53.45	13,781,800
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding share repurchases, reported on a trade date basis, during the three months ended December 31, 2022:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (millions)(1)
October 1, 2022 through October 31, 2022	232,104	$241.76	232,104	$2,093.9
November 1, 2022 through November 30, 2022	248,811	$238.92	248,811	$2,034.5
December 1, 2022 through December 31, 2022	155,411	$221.70	155,411	$2,000.0
Total	636,326		636,326
(1) On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares, with $2.0 billion available for repurchases beginning in 2023. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information.
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
Basis Point: One basis point equals 1/100th of 1%.
CFTC: The Commodity Futures Trading Commission.
Core G&A: A non-GAAP financial measure defined as total expense excluding the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; loss on extinguishment of debt; promotional (ongoing); acquisition costs; employee share-based compensation; and regulatory charges.
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement (as defined below), which include LPL Financial LLC and The Private Trust Company, N.A., in excess of the capital requirements of the Company’s Credit Agreement (as defined below), which, in the case of LPL Financial LLC, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule (as defined below), and (3) cash and equivalents held at non-regulated subsidiaries.

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
ERISA: The Employee Retirement Income Security Act of 1974.
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
Business Overview
We are a leader in the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We serve independent financial advisors and enterprises, providing them with the technology solutions, brokerage and advisory platforms, clearing services, compliance services, consultative practice management programs and training, business services and planning and advice services, and in-house research they need to run successful businesses. We enable them to provide personalized financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions. Please consult Part I, “Item 1. Business” for additional information related to our business activities.

Our Sources of Revenue
Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenue through our insured bank sweep vehicles, money market account balances and the access we provide to a variety of product providers with the following product lines:

• Alternative Investments	• Retirement Plan Products
• Annuities	• Separately Managed Accounts
• Exchange Traded Products	• Structured Products
• Insurance Based Products	• Unit Investment Trusts
• Mutual Funds
Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product sponsors pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients, cash and equivalents segregated under federal or other regulations, advisor repayable loans and operating cash, which is included in Interest income, net in the consolidated statements of income. A portion of our revenue is not asset-based or correlated with the equity financial markets.
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
Significant Events
Closed on the acquisition of Financial Resources Group Investment Services
On November 2, 2022, we entered into a definitive purchase agreement to acquire FRGIS, an independent branch office and broker-dealer supporting approximately 800 advisors and 85 financial institutions, serving approximately $40 billion of brokerage and advisory assets, for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing. The transaction closed on January 31, 2023.
The Board approved a $2 billion increase to the Company’s existing share repurchase authorization beginning in 2023
On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares, with $2.0 billion available for repurchases beginning in 2023. As of December 31, 2022, the Company had $2.0 billion remaining under its existing share repurchase program.
Implemented client cash account (“CCA”) as primary sweep overflow vehicle
During the third quarter of 2022, the Company implemented CCA, its cash product held at LPL Financial, as the primary sweep overflow vehicle for funds in excess of capacity in its third-party sweep program. The Company places sweep overflow that cannot be allocated to its insured cash account (“ICA”) product into the CCA. These deposits are either used to fund client margin lending or placed in third-party bank or investment accounts, both of which are segregated under federal or other regulations, where they are held as cash or invested in short-term U.S. treasury bills.

Executive Summary
Financial Highlights
Results for the year ended December 31, 2022 included net income of $845.7 million, or $10.40 per diluted share, which compares to $459.9 million, or $5.63 per diluted share, for the year ended December 31, 2021.
Asset Trends
Total advisory and brokerage assets served were $1.1 trillion at December 31, 2022, compared to $1.2 trillion at December 31, 2021. Total net new assets were $95.9 billion for the year ended December 31, 2022, compared to $190.0 billion for the same period in 2021.
Net new advisory assets were an inflow of $52.4 billion for the year ended December 31, 2022, compared to $123.5 billion in 2021. Advisory assets were $583.1 billion, or 52.5% of total advisory and brokerage assets served, at December 31, 2022, down 9% from $643.2 billion at December 31, 2021.
Net new brokerage assets were an inflow of $43.5 billion for the year ended December 31, 2022, compared to $66.6 billion in 2021. Brokerage assets were $527.7 billion at December 31, 2022, down 6% from $563.2 billion at December 31, 2021.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $3.2 billion for the year ended December 31, 2022, an increase of 30% from $2.5 billion for the year ended December 31, 2021. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the year ended December 31, 2022, we paid stockholders cash dividends of $79.8 million and repurchased 1,566,527 of our outstanding shares for a total of $325.0 million. The Company has increased its quarterly cash dividend by 20% to $0.30 per share beginning in the first quarter of 2023.
Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metrics (dollars in billions)(1)	2022	2021
Advisory and Brokerage Assets(2)
Advisory assets	$583.1	$643.2
Brokerage assets	527.7	563.2
Total Advisory and Brokerage Assets	$1,110.8	$1,206.4
Advisory as a % of total Advisory and Brokerage Assets	52.5%	53.3%

Net New Assets(3)
Net new advisory assets	$52.4	$123.5
Net new brokerage assets	43.5	66.6
Total Net New Assets	$95.9	$190.0

Organic Net New Assets
Organic net new advisory assets	$52.4	$89.4
Organic net new brokerage assets	43.5	29.4
Total Organic Net New Assets	$95.9	$118.8

Organic advisory net new assets annualized growth(4)	8.1%	19.4%
Total organic net new assets annualized growth(4)	7.9%	13.2%

	As of and for the Years Ended December 31,
	2022	2021
Client Cash Balances(5)
Insured cash account sweep	$46.8	$30.0
Deposit cash account sweep	11.5	9.3
Total Bank Sweep	58.4	39.3
Money market sweep	3.0	16.1
Total Client Cash Sweep Held by Third Parties	61.4	55.4
Client cash account	2.7	1.7
Total Client Cash Balances	$64.1	$57.1
Client Cash Balances as a % of Total Assets	5.8%	4.7%

Net buy (sell) activity(6)	$61.6	$69.1

Business and Financial Metrics (dollars in millions)
Advisors	21,275	19,876
Average total assets per advisor(7)	$52.2	$60.7

Share repurchases	$325.0	$90.0
Dividends	$79.8	$80.1
Leverage ratio(8)	1.39	2.26

	Years Ended December 31,
Financial Metrics (dollars in millions, except per share data)	2022	2021
Total revenue	$8,600.8	$7,720.8
Net income	$845.7	$459.9
Earnings per share (“EPS”), diluted	$10.40	$5.63
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(9)	$11.52	$7.02
Gross profit(10)	$3,189.9	$2,454.7
EBITDA(11)	$1,525.3	$936.4
Core G&A(12)	$1,191.9	$1,058.2
____________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s broker-dealer subsidiary, LPL Financial. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
(3)Consists of total client deposits into advisory or brokerage accounts less total client withdrawals from advisory or brokerage accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage or advisory accounts as deposits and withdrawals, respectively.
(4)Calculated as annualized current period organic net new assets divided by preceding period assets in their respective categories of advisory assets or total advisory and brokerage assets.
(5)During the second quarter of 2022, the Company updated its definition of client cash balances to include CCA and exclude purchased money market funds. CCA balances include cash that clients have deposited with LPL Financial that is included in Client payables in the consolidated statements of financial condition. Prior period disclosures have been updated to reflect this change as applicable.
(6)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial.
(7)Calculated based on the end of period total advisory and brokerage assets divided by the end of period advisor count.

(8)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the periods presented below (in millions):

	December 31,
Credit Agreement Net Debt Reconciliation	2022	2021
Corporate debt and other borrowings	$2,737.9	$2,838.6
Corporate Cash(13)	(459.4)	(237.0)
Credit Agreement Net Debt(†)	$2,278.5	$2,601.6

	Years Ended December 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2022	2021
Net income	$845.7	$459.9
Interest expense on borrowings	126.2	104.4
Provision for income taxes	266.0	141.5
Depreciation and amortization	199.8	151.4
Amortization of other intangibles	87.6	79.3
EBITDA(†)	$1,525.3	$936.4
Credit Agreement Adjustments:
Acquisition costs and other	$50.7	$92.1
Employee share-based compensation	50.1	41.8
M&A accretion(14)	10.6	53.6
Advisor share-based compensation	2.5	2.3
Loss on extinguishment of debt	—	24.4
Credit Agreement EBITDA(†)	$1,639.1	$1,150.7

	December 31,
	2022	2021
Leverage Ratio	1.39	2.26
____________________
(†)    Totals may not foot due to rounding.
(9)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and EPS prior to amortization of intangible assets and acquisition costs because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and EPS prior to amortization of intangible assets and acquisition costs are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and EPS prior to amortization of intangible assets and acquisition costs for the periods presented (in millions, except per share data):

	Years Ended December 31,
	2022		2021
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$845.7	$10.40	$459.9	$5.63
Amortization of other intangibles	87.6	1.08	79.3	0.97
Acquisition costs(15)	36.2	0.44	76.4	0.93
Tax benefit	(32.7)	(0.40)	(41.4)	(0.51)
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs(†)	$936.7	$11.52	$574.1	$7.02
Weighted-average shares outstanding, diluted	81.3		81.7
____________________
(†)    Totals may not foot due to rounding.

(10)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense and brokerage, clearing and exchange expense. All other expense categories, including depreciation and amortization of property and equipment and amortization of other intangibles, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	Years Ended December 31,
Gross Profit	2022	2021
Total revenue	$8,600.8	$7,720.8
Advisory and commission expense	5,324.8	5,180.1
Brokerage, clearing and exchange expense	86.1	86.0
Gross Profit(†)	$3,189.9	$2,454.7
____________________
(†)    Totals may not foot due to rounding.
(11)EBITDA is a non-GAAP financial measure defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA for the periods presented (in millions):

	Years Ended December 31,
EBITDA Reconciliation	2022	2021
Net income	$845.7	$459.9
Interest expense on borrowings	126.2	104.4
Provision for income taxes	266.0	141.5
Depreciation and amortization	199.8	151.4
Amortization of other intangibles	87.6	79.3
EBITDA(†)	$1,525.3	$936.4
____________________
(†)    Totals may not foot due to rounding.
(12)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; loss on extinguishment of debt; promotional (ongoing); acquisition costs; regulatory charges; and employee share-based compensation. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Years Ended December 31,
Core G&A Reconciliation	2022	2021
Total expense	$7,489.2	$7,119.5
Advisory and commission	5,324.8	5,180.1
Depreciation and amortization	199.8	151.4
Interest expense on borrowings	126.2	104.4
Amortization of other intangibles	87.6	79.3
Brokerage, clearing and exchange	86.1	86.0
Loss on extinguishment of debt	—	24.4
Total G&A(†)	1,664.7	1,493.9
Promotional (ongoing)(15)(16)	353.9	288.0
Employee share-based compensation	50.1	41.8
Acquisition costs(15)	36.2	76.4
Regulatory charges	32.6	29.4
Core G&A(†)	$1,191.9	$1,058.2
____________________
(†)    Totals may not foot due to rounding.
(13)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(14)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition.

(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Years Ended December 31,
Acquisition costs	2022	2021
Compensation and benefits	$20.6	$36.4
Professional services	12.0	18.7
Promotional(16)	2.3	14.3
Other	1.3	7.0
Acquisition costs	$36.2	$76.4
(16)Promotional (ongoing) for the year ended December 31, 2022 includes $16.1 million of support costs related to full-time employees that are classified within Compensation and benefits expense in the consolidated statements of income. Promotional (ongoing) for the year ended December 31, 2022 excludes $2.3 million of expenses incurred as a result of acquisitions, which are included in the Acquisition costs line item.
Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisition activity includes the following:
•On November 2, 2022, we entered into a definitive purchase agreement to acquire FRGIS, an independent branch office and broker-dealer supporting approximately 800 advisors and 85 financial institutions, serving approximately $40 billion of brokerage and advisory assets, for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing. The transaction closed on January 31, 2023.
•We acquired customer relationship intangible assets of $54.1 million as a result of acquisitions under our Liquidity & Succession solution, under which we buy advisor practices, during the year ended December 31, 2022.
•On April 30, 2021, we acquired the wealth management business of Waddell & Reed Financial, Inc. (“Waddell & Reed”).
See Note 4 - Acquisitions, within the notes to the consolidated financial statements for further detail.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew 2.1% in 2022, and at an annualized pace of 2.7% in the fourth quarter of 2022 after growing at an annualized pace of 3.2% in the third quarter of 2022. Growth was mainly concentrated in the beginning of the fourth quarter as the economy slowed down in December from weaker consumer spending power, rising geopolitical uncertainty and slower business activity.

Although inflation, rising interest rates and volatile global markets were all headwinds, the U.S. economy is projected to have added approximately 874,000 jobs in the fourth quarter of 2022, while the unemployment rate averaged 3.6% in the fourth quarter, consistent with the average during the third quarter of 2022. The equity markets experienced volatility from an increasingly hawkish Federal Reserve (“Fed”) yet the S&P 500 appreciated 7% and Bloomberg Barclays U.S. Aggregate Bond Index rose 1.85% during the fourth quarter.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the fourth quarter of 2022, Fed policymakers increased the target range for the federal funds rate to 4.25% to 4.50%. The Fed anticipates that ongoing increases to the target range will continue to be appropriate. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	% Change
REVENUE
Advisory	$3,875,154	$3,525,430	10%
Commission:
Trailing	1,292,358	1,404,628	(8%)
Sales-based	1,033,806	974,055	6%
Total commission	2,326,164	2,378,683	(2%)
Asset-based:
Client cash	953,624	360,847	164%
Other asset-based	806,649	787,220	2%
Total asset-based	1,760,273	1,148,067	53%
Service and fee	467,381	411,761	14%
Transaction	181,260	156,336	16%
Interest income, net	77,126	28,577	170%
Other	(86,533)	71,976	n/m
Total revenue	8,600,825	7,720,830	11%
EXPENSE
Advisory and commission	5,324,827	5,180,090	3%
Compensation and benefits	820,736	741,003	11%
Promotional	339,994	302,285	12%
Occupancy and equipment	219,798	185,531	18%
Depreciation and amortization	199,817	151,428	32%
Interest expense on borrowings	126,234	104,414	21%
Amortization of other intangibles	87,560	79,260	10%
Brokerage, clearing and exchange	86,063	86,023	—%
Professional services	72,519	73,231	(1%)
Communications and data processing	67,687	60,296	12%
Loss on extinguishment of debt	—	24,400	(100%)
Other	143,937	131,540	9%
Total expense	7,489,172	7,119,501	5%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,111,653	601,329	85%
PROVISION FOR INCOME TAXES	265,951	141,463	88%
NET INCOME	$845,702	$459,866	84%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2022.
We also support Independent RIAs through our Independent RIA advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access the capabilities of our investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. However, the advisory revenue generated by an Independent RIA is not included in our advisory revenue. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in our Service and fee revenue in our consolidated statements of income.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	December 31,
	2022	2021	$ Change	% Change
Corporate advisory assets	$389.1	$429.6	$(40.5)	(9)%
Independent RIA advisory assets	194.0	213.6	(19.6)	(9)%
Total advisory assets	$583.1	$643.2	$(60.1)	(9)%
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2022	2021
Beginning balance at January 1	$643.2	$461.2
Net new advisory assets(1)	52.4	123.5
Market impact(2)	(112.5)	58.5
Ending balance at December 31	$583.1	$643.2
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
Advisory revenue increased during the year ended December 31, 2022 as compared to the same period in 2021. The increase during the year ended December 31, 2022 was driven primarily by continued organic growth and the full year impact of Waddell & Reed assets, partially offset by a decline in advisory asset balances due to market changes.
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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Trailing	$1,292,358	$1,404,628	$(112,270)	(8)%
Sales-based	1,033,806	974,055	59,751	6%
Total commission revenue	$2,326,164	$2,378,683	$(52,519)	(2)%
The decrease in trailing commission revenue in 2022 compared to 2021 was primarily due to volatility-driven declines in trail-eligible assets. The increase in sales-based commission revenue in 2022 compared to 2021 was primarily driven by increases in sales of annuities, partially offset by a decrease in sales of mutual funds.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2022	2021
Beginning balance at January 1	$563.2	$441.9
Net new brokerage assets(1)	43.5	66.6
Market impact(2)	(79.0)	54.7
Ending balance at December 31	$527.7	$563.2
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
Asset-Based
Asset-based revenue consists of fees from our client cash programs, fees from our sponsorship programs with financial product manufacturers and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”). Client cash revenue is generated on advisors’ clients’ cash balances in insured bank sweep accounts and money market accounts. We also receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or a combination. Omnibus processing revenue is paid to us by mutual fund product sponsors or their affiliates and is based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Networking revenue on brokerage assets is correlated to the number of positions we administer and is paid to us by mutual fund product sponsors and annuity product manufacturers.
Asset-based revenue for the year ended December 31, 2022 increased by $612.2 million compared to 2021, primarily due to an increase in client cash revenue. Client cash revenue for the year ended December 31, 2022 increased compared to 2021 due to increases to the federal funds effective rate and higher average client cash balances. For the year ended December 31, 2022, our average client cash balances increased to $61.9 billion compared to $47.5 billion for the year ended December 31, 2021.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the year ended December 31, 2022 increased by $55.6 million compared to 2021, primarily from increases in conference fees, increases in IRA custodian fees driven by growth in accounts, and increases in business services and planning and advice services fees due to growth in subscriptions. Conference fees were higher in 2022 as all conferences were held in person compared to 2021, where one of our larger conferences was held virtually and several conferences were cancelled due to the COVID-19 pandemic.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the year ended December 31, 2022 increased by $24.9 million compared to 2021, primarily due to increases in the number of transactions and transaction charges for managed assets, mutual funds and fixed income products.
Interest Income, net
We earn interest income primarily from client margin loans, CCA balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the year ended December 31, 2022 increased compared to 2021, primarily due to higher interest earned on margin loans, bank deposits and short-term U.S. treasury bills, partially offset by interest paid on CCA balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the year ended December 31, 2022 decreased by $158.5 million compared to 2021, primarily due to realized and unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
Expense
Advisory and Commission
Advisory and commission expense consists of the following: payout amounts that are earned by and paid out to advisors and enterprises based on advisory and commission revenue earned on each client’s account, production-based bonuses earned by advisors and enterprises based on the levels of advisory and commission revenue they produce, compensation and benefits paid to employee advisors, the recognition of share-based compensation expense from equity awards granted to advisors and enterprises based on the fair value of the awards at grant date and the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Years Ended December 31,
	2022	2021	Change
Payout rate	87.32%	86.74%	58	bps
Our payout rate increased for the year ended December 31, 2022 compared to 2021 due to increases in sales of higher-payout products and the impact of onboarding of enterprises during the year.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Years Ended December 31,
	2022	2021	% Change
Average number of employees	6,524	5,283	23%
Compensation and benefits expense for the year ended December 31, 2022 increased by $79.7 million compared to 2021, primarily due to an increase in headcount.

Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. For the year ended December 31, 2022 promotional expense increased by $37.7 million compared to 2021, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, as well as increases in conference spend as we returned to in-person events.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the year ended December 31, 2022 increased by $34.3 million compared to 2021, primarily due to increased expense related to software licenses.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the year ended December 31, 2022 increased by $48.4 million compared to 2021, primarily due to our continued investment in technology to support the integrations, enhance our advisor platform and experience, and support onboarding of enterprises.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”), amortization of debt issuance costs and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the year ended December 31, 2022 increased by $21.8 million compared to 2021, primarily due to increases in interest rates associated with our Term Loan B. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the year ended December 31, 2022 increased by $8.3 million compared to 2021, primarily due to increases in intangible assets resulting from acquisitions. See Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements for further detail.
Loss on Extinguishment of Debt
On March 15, 2021, we issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt for the year ended December 31, 2021. There was no loss on extinguishment of debt for the year ended December 31, 2022.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, travel-related expenses and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which in turn depend in part on the amount and timing of resolving historical claims. Other expense for the year ended December 31, 2022 increased by $12.4 million compared to 2021, primarily due to increases in legal fees and travel-related costs, partially offset by decreases in costs related to Waddell & Reed transitional support.
COVID-19 Impact
The COVID-19 pandemic has had a significant impact on global financial markets, and we continue to monitor for developments that could have a material effect on our operations. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with COVID-19.

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
Liquidity
Our liquidity needs are primarily driven by capital requirements at LPL Financial, interest due on our corporate debt and other capital returns to stockholders. Our liquidity needs at LPL Financial are driven primarily by the level and volatility of our client activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. We believe that based on current levels of cash flows from operations and anticipated growth, together with available cash balances and external liquidity sources, we have adequate liquidity to satisfy our short-term and long-term working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures.
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be Corporate Cash. Corporate Cash, a component of cash and equivalents, is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial and PTC, in excess of the capital requirements of the Credit Agreement (which, in the case of LPL Financial, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.
We believe Corporate Cash is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. The following table presents the components of Corporate Cash (in thousands):

	December 31, 2022	December 31, 2021
Cash and equivalents	$847,519	$495,246
Cash at regulated subsidiaries	(392,571)	(284,105)
Excess cash at regulated subsidiaries per the Credit Agreement	4,439	25,846
Corporate Cash	$459,387	$236,987

Corporate Cash
Cash at Parent	$448,180	$202,407
Excess cash at regulated subsidiaries per the Credit Agreement	4,439	25,846
Cash at non-regulated subsidiaries	6,768	8,734
Corporate Cash	$459,387	$236,987
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining approximately $200.0 million in Corporate Cash, which covers approximately 18 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the twelve months ended December 31, 2022 and 2021, LPL Financial paid dividends of $1.1 billion and $465.0 million to the Parent, respectively.

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We actively monitor changes to our liquidity needs caused by general business volumes and price volatility, including higher margin requirements of clearing corporations and exchanges, and stress scenarios involving a sustained market downturn and the persistence of current interest rates. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with other available sources of funds, which include five uncommitted lines of credit, the revolving credit facility established through our Credit Agreement and the committed revolving credit facility of LPL Financial, will provide us with adequate liquidity to satisfy our short-term and long-term working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures.
We regularly evaluate our existing indebtedness, including potential refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. The earliest principal maturity date for our corporate debt is in 2026 and our revolving credit facilities mature between 2023 and 2026, which makes us less dependent on capital markets in the near-term.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. While we continue to see opportunities to deploy capital in support of organic growth and acquisitions, we resumed share repurchases in the third quarter of 2021 with the initial focus on an amount to offset dilution. We repurchased $325.0 million, representing 1,566,527 shares, during the year ended December 31, 2022. Additionally, on September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of our issued and outstanding common shares, with $2.0 billion available for repurchases beginning in 2023. We currently plan to complete the repurchases over approximately two years. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board as well as certain limits under our Credit Agreement and the Indentures. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at December 31, 2022. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at December 31, 2022 (in millions):

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

Capital Resources
The Company seeks to manage capital levels in support of its business strategy of generating and effectively deploying capital for the benefit of our stockholders.
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
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets and cash sweep balances held at third-party banks. These timing differences are funded either with internally generated cash flows or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial or one of our revolving credit facilities.
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At December 31, 2022, LPL Financial had net capital of $49.5 million with a minimum net capital requirement of $13.3 million.
LPL Financial’s ability to pay dividends greater than 10% of its excess net capital during any 35-day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial’s net capital would be less than 5% of aggregate customer debit balances.
LPL Financial also acts as an introducing broker-dealer for commodities and futures. Accordingly, its trading activities are subject to the NFA financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA’s minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial’s primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC’s Uniform Net Capital Rule.
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

Our Credit Agreement and the Indentures allow us to pay dividends and distributions or repurchase our common stock only when certain conditions are met. In addition, our revolving credit facility requires us to be in compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, as defined in, and calculated by management in accordance with, the Credit Agreement. The Credit Agreement defines Credit Agreement EBITDA as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of December 31, 2022, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2022
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.0	1.39
Interest Coverage (Minimum)	3.0	14.44
The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. As of December 31, 2022, LPL Financial’s net capital was 8% of its aggregate debits, below the 10% aggregate debits required by a financial covenant. The agreement allows 5 days to cure non-compliance with this financial covenant, and it was cured within that allowable time period. LPL Financial was in compliance with all other covenants as of December 31, 2022.
See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$155,036	$24,820	$47,783	$48,237	$34,196
Finance leases(1)	250,943	8,577	17,606	18,228	206,532
Purchase obligations(2)	209,955	137,212	72,160	583	—
Corporate debt and other borrowings, net(3)	2,737,900	10,700	21,400	1,405,800	1,300,000
Interest payments(4)	709,753	133,532	265,321	195,650	115,250
Commitment and other fees(5)	10,945	4,236	6,092	617	—
Total contractual cash obligations	$4,074,532	$319,077	$430,362	$1,669,115	$1,655,978

____________________
(1)Represents future payments under operating or finance leases, respectively. See Note 12 - Leases, within the notes to the consolidated financial statements for further detail.
(2)Includes future minimum payments under service, development and agency contracts and other contractual obligations. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail on obligations under non-cancelable service contracts.
(3)Represents principal payments on our corporate debt and other borrowings. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(4)Represents interest payments under our Credit Agreement, which include a variable interest payment for our senior secured credit facilities and a fixed interest payment for our senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2022 remain unchanged. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(5)Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
As of December 31, 2022, we have a liability for unrecognized tax benefits of $52.3 million, which we have included in other liabilities in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
Risk Management
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
We employ an ERM framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management ownership and accountability while providing a structured escalation process for key risk information and events. Additionally, risk is managed and monitored within business units by embedded risk groups providing guidance on governance, controls, policies and other risk management activities.
We operate a three lines of defense model to manage risk throughout the organization. Primary ownership for risk and control processes is with the business units and control owners, who are the first line of defense in effectively managing risks, and who are responsible for day-to-day compliance and risk management, including execution of operating and supervisory procedures, as well as training manuals (desktop procedures). These business units and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks and comply with risk management policies. Within these business units a risk management function monitors, provides guidance and works with the business units and control owners to deploy risk management ownership within the first line of defense. The second line of defense consists of certain functions within our Finance and Business Operations department, which provides risk oversight and compliance, and Legal department, which provides related legal counsel. The third line of defense is independent verification of the effectiveness of risk management practices and internal controls and is conducted by the Internal Audit department.
Our risk management governance approach includes the Board and certain of its committees; our Risk Oversight Committee (the “ROC”) and its subcommittees; and our three lines of defense model. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
In addition to the ERM framework, we also have written policies and procedures that govern the conduct of business by our advisors, employees and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data, cyber and physical security, compliance with industry regulations and codes of conduct and ethics to govern employee and advisor conduct, among other emerging risk types.
Audit and Risk Committee of the Board
In addition to its other responsibilities, the Audit and Risk Committee of the Board reviews our policies with respect to risk assessment and risk management, as well as our major financial risk exposures and the steps management has undertaken to control them. The Audit and Risk Committee generally provides reports to the Board at each of the Board’s regularly scheduled quarterly meetings.
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
Risk Oversight Committee of LPL Financial
The Audit and Risk Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair of the ROC, which generally meets on a quarterly basis with additional ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-

officio members and represent key control areas of the Company. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements and identified emerging risks.
The Chief Risk Officer provides updates on pertinent ROC discussions to the Audit and Risk Committee on a regular basis and, if necessary or requested, to the Board.
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
Internal Audit Department
As the third line of defense, the Internal Audit department provides independent and objective assurance of the effectiveness of the Company’s governance, risk management and internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. Internal Audit reports directly to the Audit and Risk Committee, which provides oversight of Internal Audit’s activities and approves its annual plan. The Internal Audit department provides regular updates to the ROC and reports to the Audit and Risk Committee at least quarterly.
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large volume of transactions and confidential information, including personally identifiable information, effectively and securely. Managing these risks is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of the breakdown, obsolescence or improper operation of systems, malicious cyber activity or improper action by employees, advisors or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted or otherwise unsuccessful in maintaining the competitiveness, stability, security or continuity of critical systems as a result of, among other things, obsolescence, improper operation, third-party dependencies or limitations of our current technology.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We consider the following critical accounting policies to be most significant because they involve a higher degree of judgment and complexity and require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial condition or results of operations.

Revenue Recognition
Revenue is recognized when control of the promised service is transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. Management exercises judgment to estimate revenue accruals. In particular, our trailing commission revenue, included in commission revenue on the consolidated statements of income, is generally received in arrears and therefore requires our management to estimate accrued amounts based on revenue received in prior periods, market performance and payment frequency of each product type or sponsor. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Revenue, within the notes to the consolidated financial statements for further detail.
Commitments and Contingencies
Liabilities related to loss contingencies are recognized when we believe it is probable a liability has occurred and the amount can be reasonably estimated by management. We have established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
We also accrue for losses at our captive insurance subsidiary for those matters covered by self-insurance. Our captive insurance subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, as well as specific reserves for proceedings and matters that are probable and estimable. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 2 - Summary of Significant Accounting Policies and Note 14 - Commitments and Contingencies - “Legal and Regulatory Matters,” within the notes to the consolidated financial statements.
Valuation of Goodwill and Other Intangibles, Net
Goodwill is recognized as a result of business combinations and is measured as the excess of the purchase price over the fair value of the net assets acquired. The valuation of goodwill and other intangibles, net requires management to apply judgment and assumptions when estimating future earnings and performance. Management also applies judgment when testing for impairment of goodwill and other indefinite-lived intangible assets, including estimating fair values. Goodwill and other indefinite-lived intangible assets are evaluated annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired.
Intangible assets that are deemed to have definite lives are amortized over their useful lives or the estimated period the intangible asset will provide economic benefit. Definite-lived intangible assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. For additional information, see Note 2 - Summary of Significant Accounting Policies and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements.
Income Taxes
In preparing the consolidated financial statements, we estimate income tax expense based on various jurisdictions where we conduct business. This requires management to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These temporary differences result in deferred tax assets and liabilities, which we must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. Changes in the estimate of tax assets and liabilities occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. For more information, see Note 2 - Summary of Significant Accounting Policies and Note 13 - Income Taxes, within the notes to the consolidated financial statements.
Recently Issued Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies, within the notes to the consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, to track the performance of our research models and in connection with our dividend reinvestment program. Trading securities are included in investment securities while securities sold, but not yet purchased are included in other liabilities on the consolidated statements of financial condition and can include mutual funds, money market funds, debt securities and equity securities. We enter into market risk sensitive instruments for purposes other than trading, which are included in other assets on the consolidated statements of financial condition and can include deferred compensation plan assets invested in life insurance, money market and other mutual funds, investments in fractional shares held by customers, and other non-traded real estate investment trusts and auction rate notes. Changes in the value of our market risk sensitive instruments may result from fluctuations in interest rates, credit ratings of the issuer, equity prices or a combination of these factors.

In facilitating client transactions, our securities owned and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Trading and Operations department.
Positions held to meet clearing deposit requirements consist of U.S. government securities and equity securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlements group within our Trading and Operations department.
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
As of December 31, 2022, the fair value of our trading securities was $36.8 million, and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $617.5 million as of December 31, 2022. See Note 5 - Fair Value Measurements within the notes to the consolidated financial statements for information regarding the fair value of trading securities, securities sold, but not yet purchased and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2022, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at December 31, 2022	Annual Impact of an Interest Rate (†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,037,900	$1,031	$2,578	$5,156	$10,312
____________________
(†)Our interest rate for our Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.

See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for additional information.
We offer our advisors and their clients two FDIC insured bank sweep vehicles and a CCA that are interest rate sensitive. Our FDIC insured sweep vehicles include an (1) ICA for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. Clients earn interest on deposits in the ICA and the DCA while we earn a fee. The fees we earn from cash held in the ICA are based primarily on prevailing interest rates in the current interest rate environment. The fees we earn from the DCA are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap.
The Company places ICA sweep overflow into the CCA. These deposits are either used to fund client margin lending or placed in third-party bank or investment accounts, both of which are segregated under federal or other regulations, where they are held as cash or invested in short-term U.S. treasury bills. We earn interest income on these bank deposits and investments in short-term U.S. treasury bills and pay interest to clients on these CCA balances, which are sensitive to prevailing interest rates. This interest income and expense is included in Interest income, net in the consolidated statements of income. Changes in interest rates and fees for the deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the deposit sweep vehicles relative to other products into which clients may move cash balances.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We are subject to credit risk from certain loans extended to advisors and enterprises when we extend loans with repayment terms to facilitate advisors’ and enterprises’ transition to our platform or to fund business development activities. We are also subject to credit risk when a forgivable loan to an advisor or enterprise converts to repayable upon advisor or enterprise termination or change in agreed upon terms.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the years ended December 31, 2022 and 2021. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower or group of similar counterparties or borrowers, or if we accept a concentrated position as collateral for a margin loan. Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is monitored. We seek to limit this risk through review of the underlying business and the use of limits established by senior management taking into consideration factors including current market conditions, the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Revenue - Trailing Commission Revenue Accrual — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s trailing commission revenue is generally received in arrears and therefore estimated and accrued at year-end. The estimate is based on commissions revenue received in prior periods, adjusted using change factors based on market performance and the payment frequency for each investment product type and sponsor. Because of the volume of investment product types and sponsors and variability in the corresponding payment frequencies, the Company performs manual calculations and exercises judgment in determining the revenue estimate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inputs and judgments used by management to estimate the year-end accrual for trailing commission revenues included the following, among others:

•We tested the effectiveness of internal controls over the accrual for trailing commission revenue, including those over the inputs and judgments used by management in the calculation of the accrual and the historical lookback analysis comparing monthly accruals to subsequent cash receipts

•We compared management’s market performance data to external sources and challenged their methodology for potential management bias by evaluating the sensitivity of changes in market factors on the accrual

•We compared the accrual to actual trailing commission revenue received subsequent to year-end

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
February 23, 2023

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
REVENUE
Advisory	$3,875,154	$3,525,430	$2,327,519
Commission:
Trailing	1,292,358	1,404,628	1,135,796
Sales-based	1,033,806	974,055	770,764
Total commission	2,326,164	2,378,683	1,906,560
Asset-based:
Client cash	953,624	360,847	481,388
Other asset-based	806,649	787,220	563,129
Total asset-based	1,760,273	1,148,067	1,044,517
Service and fee	467,381	411,761	357,722
Transaction	181,260	156,336	148,349
Interest income, net	77,126	28,577	29,412
Other	(86,533)	71,976	57,561
Total revenue	8,600,825	7,720,830	5,871,640
EXPENSE
Advisory and commission	5,324,827	5,180,090	3,697,147
Compensation and benefits	820,736	741,003	609,257
Promotional	339,994	302,285	208,250
Occupancy and equipment	219,798	185,531	166,389
Depreciation and amortization	199,817	151,428	109,732
Interest expense on borrowings	126,234	104,414	105,765
Amortization of other intangibles	87,560	79,260	67,358
Brokerage, clearing and exchange	86,063	86,023	71,185
Professional services	72,519	73,231	57,067
Communications and data processing	67,687	60,296	52,399
Loss on extinguishment of debt	—	24,400	—
Other	143,937	131,540	101,018
Total expense	7,489,172	7,119,501	5,245,567
INCOME BEFORE PROVISION FOR INCOME TAXES	1,111,653	601,329	626,073
PROVISION FOR INCOME TAXES	265,951	141,463	153,433
NET INCOME	$845,702	$459,866	$472,640
EARNINGS PER SHARE
Earnings per share, basic	$10.60	$5.75	$5.96
Earnings per share, diluted	$10.40	$5.63	$5.86
Weighted-average shares outstanding, basic	79,801	80,002	79,244
Weighted-average shares outstanding, diluted	81,285	81,742	80,702
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Cash and equivalents	$847,519	$495,246
Cash and equivalents segregated under federal or other regulations	2,199,362	1,496,463
Restricted cash	90,389	80,655
Receivables from clients, net	561,569	578,889
Receivables from brokers, dealers and clearing organizations	56,276	102,503
Advisor loans, net	1,123,004	963,869
Other receivables, net	677,766	581,483
Investment securities	52,610	49,192
Property and equipment, net	780,357	658,841
Goodwill	1,642,468	1,642,443
Other intangibles, net	427,676	455,028
Other assets	1,023,230	886,988
Total assets	$9,482,226	$7,991,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,694,929	$1,712,224
Payables to brokers, dealers and clearing organizations	147,752	170,119
Accrued advisory and commission expenses payable	203,292	222,379
Corporate debt and other borrowings, net	2,717,444	2,814,044
Accounts payable and accrued liabilities	448,630	384,025
Other liabilities	1,102,627	1,018,276
Total liabilities	7,314,674	6,321,067
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 129,655,843 shares and 128,758,086 shares issued at December 31, 2022 and 2021, respectively	130	129
Additional paid-in capital	1,912,886	1,841,402
Treasury stock, at cost — 50,407,844 shares and 48,768,145 shares at December 31, 2022 and 2021, respectively	(2,846,536)	(2,498,600)
Retained earnings	3,101,072	2,327,602
Total stockholders’ equity	2,167,552	1,670,533
Total liabilities and stockholders’ equity	$9,482,226	$7,991,600
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$1,554,567	$1,023,873
Cumulative effect of accounting change	—	—	—	—	—	(7,317)	(7,317)
Net income	—	—	—	—	—	472,640	472,640
Issuance of common stock to settle restricted stock units	417	—	—	134	(9,420)	—	(9,420)
Treasury stock purchases	—	—	—	1,810	(150,036)	—	(150,036)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(79,097)	(79,097)
Stock option exercises and other	675	1	24,822	(89)	3,187	2,226	30,236
Share-based compensation	—	—	33,975	—	—	—	33,975
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	459,866	459,866
Issuance of common stock to settle restricted stock units	406	—	—	147	(20,230)	—	(20,230)
Treasury stock purchases	—	—	—	580	(90,011)	—	(90,011)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(80,095)	(80,095)
Stock option exercises and other	766	2	34,457	(74)	2,703	4,812	41,974
Share-based compensation	—	—	44,175	—	—	—	44,175
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	845,702	845,702
Issuance of common stock to settle restricted stock units	368	—	—	136	(25,157)	—	(25,157)
Treasury stock purchases	—	—	—	1,566	(325,031)	—	(325,031)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(79,833)	(79,833)
Stock option exercises and other	530	1	18,876	(62)	2,252	7,601	28,730
Share-based compensation	—	—	52,608	—	—	—	52,608
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$845,702	$459,866	$472,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,817	151,428	109,732
Amortization of other intangibles	87,560	79,260	67,358
Amortization of debt issuance costs	6,853	5,733	5,384
Share-based compensation	52,608	44,175	33,975
Provision for credit losses	13,667	9,168	5,824
Deferred (benefit) provision for income taxes	(93,349)	18,464	(23,684)
Loss on extinguishment of debt	—	24,400	—
Loan forgiveness	179,529	151,427	113,126
Other	14,783	(10,007)	(12,673)
Changes in operating assets and liabilities:
Receivables from clients, net	17,254	(174,236)	28,475
Receivables from brokers, dealers and clearing organizations	46,227	(4,764)	(57,372)
Advisor loans, net	(341,872)	(526,677)	(219,813)
Other receivables, net	(107,588)	(140,021)	(18,480)
Investment securities - trading	(73)	(8,732)	16,072
Other assets	(148,263)	(136,182)	(126,641)
Client payables	982,705	177,703	256,977
Payables to brokers, dealers and clearing organizations	(22,367)	80,376	(2,259)
Accrued advisory and commission expenses payable	(19,087)	29,771	12,710
Accounts payable and accrued liabilities	50,664	12,390	(6,585)
Other liabilities	183,381	211,819	137,142
Operating lease assets	(2,574)	(2,227)	(1,967)
Net cash provided by operating activities	1,945,577	453,134	789,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(306,596)	(215,987)	(155,532)
Acquisitions, net of cash acquired	(56,458)	(245,913)	(30,556)
Purchases of securities classified as held-to-maturity	(10,936)	(1,741)	(6,511)
Proceeds from maturities of securities classified as held-to-maturity	5,000	5,000	5,100
Purchases of other investments	(7,410)	—	—
Net cash used in investing activities	(376,400)	(458,641)	(187,499)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	815,000	1,585,000	1,806,000
Repayments of revolving credit facilities	(905,000)	(1,495,000)	(1,851,000)
Repayment of senior secured term loans	(10,700)	(10,700)	(10,700)
Repayment of senior unsecured notes	—	(900,000)	—
Proceeds from senior unsecured notes	—	1,300,000	—
Payment of debt issuance costs	(1,872)	(15,929)	—
Make-whole premium on redemption of senior unsecured notes	—	(25,875)	—
Payment of contingent consideration	—	(8,941)	(10,000)
Tax payments related to settlement of restricted stock units	(25,157)	(20,230)	(9,420)
Repurchase of common stock	(325,031)	(90,011)	(150,036)
Dividends on common stock	(79,833)	(80,095)	(79,097)
Proceeds from stock option exercises and other	28,730	41,974	30,236
Principal payment of finance leases and obligations	(408)	(1,356)	(1,169)
Net cash (used in) provided by financing activities	(504,271)	278,837	(275,186)
NET INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	1,064,906	273,330	327,256
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of year	2,072,364	1,799,034	1,471,778
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of year	$3,137,270	$2,072,364	$1,799,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$118,824	$103,689	$106,879
Income taxes paid	$238,155	$144,556	$169,237
Cash paid for amounts included in the measurement of operating lease liabilities	$24,657	$22,355	$21,368
Cash paid for amounts included in the measurement of finance lease liabilities	$8,825	$9,716	$9,592
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$33,957	$21,373	$12,186
Lease assets obtained in exchange for operating lease liabilities	$10,785	$3,602	$7,968

	December 31,
	2022	2021	2020
Cash and equivalents	$847,519	$495,246	$808,612
Cash and equivalents segregated under federal or other regulations	2,199,362	1,496,463	923,158
Restricted cash	90,389	80,655	67,264
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$3,137,270	$2,072,364	$1,799,034
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at enterprises (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer personalized financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH” or “Parent”), a Massachusetts holding corporation, is an intermediate holding company and directly or indirectly owns 100% of the issued and outstanding common stock of all of LPLFH’s indirect subsidiaries, including a captive insurance subsidiary (the “Captive Insurance Subsidiary”) that underwrites insurance for various legal and regulatory risks of the Company.
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Boston, Massachusetts; and Austin, Texas, is a clearing broker-dealer and an investment advisor that principally transacts business as an agent for its advisors and enterprises on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
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
•PTC Holdings, Inc. (“PTCH”) is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC, together with its affiliate Fiduciary Trust Company of New Hampshire, also provides Individual Retirement Account (“IRA”) custodial services for LPL Financial. Each member of PTCH’s Board of Directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency (“OCC”).
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC, provide primary support for the Company’s employee advisor affiliation model.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidated Financial Statement Presentation Changes
The Company reclassified certain financial statement line items in the consolidated statements of income during the year ended December 31, 2021 to more closely align with industry practice and the Company’s business, and to better serve financial statement users. Prior period amounts in the consolidated statements of income have been reclassified to conform to this presentation as follows:
•The Company has disaggregated the activity previously reported in the Transaction and fee line item in Total revenue into its Service and fee and Transaction components;
•The Company has included Interest expense on borrowings and Loss on extinguishment of debt in Total expense. Previously, these amounts were presented after Total operating expense.
These changes did not impact total net income for the periods presented.
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
The Company recognized revenue for services provided to these related parties of $5.7 million, $6.1 million and $4.8 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company incurred expense for services provided by these related parties of $3.4 million, $2.2 million and $3.8 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, receivables from and payables to related parties were not material.
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
Share-Based Compensation
Certain employees, officers, directors, advisors and enterprises participate in the Company’s various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units. Stock options, warrants and restricted stock units generally vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and deferred stock units generally vest over a one-year period, and performance stock units generally vest in full at the end of a three-year performance period.

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
The Company recognizes share-based compensation for equity awards granted to advisors and enterprises as advisory and commission expense on the consolidated statements of income. The fair value of restricted stock units is equal to the closing price of the Company’s stock on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
The Company makes assumptions regarding the number of restricted stock awards, restricted stock units, deferred stock units and performance stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. As a result, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the service period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the service period. See Note 16 - Share-Based Compensation, Employee Incentives and Benefit Plans, for additional information regarding share-based compensation for equity awards granted.
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
The Company recognizes the tax effects of a position in the consolidated financial statements only if it is more likely than not to be sustained based solely on its technical merits; otherwise, no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, each tax position meeting the recognition threshold is required to be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Equivalents Segregated Under Federal or Other Regulations
The Company’s broker-dealer subsidiary, LPL Financial, is required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. At December 31, 2022, this line item included interest bearing deposits, U.S. treasury bills with original maturities of 90 days or less and approximately $100,000 of cash for the proprietary accounts of broker-dealers. The U.S. treasury bills accrue income as earned. Discounts are accreted using a method that approximates the effective yield method over the term of the bill and are recorded to interest income, net as an adjustment to the investment yield.
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
Receivables from clients are generally fully secured by securities held in the clients’ accounts. To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, the Company establishes an allowance for credit losses that it believes is sufficient to cover expected credit losses. When establishing this allowance for credit losses, the Company considers a number of factors, including its ability to collect from the client or the client’s advisor and its historical experience in collecting on such transactions.
The following table reflects a roll-forward of the allowance for credit losses on receivables from clients (in thousands):

	December 31,
	2022	2021	2020
Beginning balance — January 1	$987	$520	$115
Provision for credit losses	66	424	432
(Charge-offs) recoveries, net	(144)	43	(27)
Ending balance — December 31	$909	$987	$520
Advisor Loans, Net
Advisor loans, net include loans made to new and existing advisors and enterprises to facilitate their partnership with the Company, transition to the Company’s platform or fund business development activities. The decision to extend credit to an advisor or enterprise is generally based on their credit history and ability to generate future revenue. Loans made can be either repayable or forgivable over terms generally up to ten years provided that the advisor or enterprise remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor or enterprise terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for credit losses is recorded at the inception of a repayable loan or upon conversion to a repayable loan upon termination or change in agreed upon terms using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts. Advisor repayable loans, net totaled $280.0 million and $191.2 million as of December 31, 2022 and 2021.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a roll-forward of the allowance for credit losses on advisor loans (in thousands):

	December 31,
	2022	2021	2020
Beginning balance — January 1	$11,575	$8,797	$13,461
Impact of ASU 2016-13 adoption	—	—	8,748
Provision for credit losses	4,790	7,074	3,642
Recoveries (charge-offs), net	361	(4,296)	(17,054)
Other	(1,582)	—	—
Ending balance — December 31	$15,144	$11,575	$8,797
Other Receivables, Net
Other receivables, net primarily consist of receivables due from product sponsors and others and miscellaneous receivables. An allowance for credit losses is recorded at inception using estimates and assumptions based on historical experience, current facts and other factors. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following table reflects a roll-forward of the allowance for credit losses on other receivables (in thousands):

	December 31,
	2022	2021	2020
Beginning balance — January 1	$1,083	$1,068	$805
Impact of ASU 2016-13 adoption	—	—	1,097
Provision for credit losses	8,811	1,670	1,610
Charge-offs, net of recoveries	(8,688)	(1,655)	(2,444)
Other	1,582	—	—
Ending balance — December 31	$2,788	$1,083	$1,068
Investment Securities
Investment securities include trading and held-to-maturity securities. The Company also has securities that have been sold, but not yet purchased, which are reflected in other liabilities on the consolidated statements of financial condition. The Company generally classifies its investments in debt and equity instruments as trading securities, except for U.S. government notes held by its wholly owned subsidiary PTC, which are held to satisfy minimum capital requirements of the OCC and classified as held-to-maturity securities because the Company has both the intent and the ability to hold these investments to maturity. The Company has not classified any investments as available-for-sale.
Securities classified as trading are carried at fair value while securities classified as held-to-maturity are carried at amortized cost. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Realized and unrealized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.
Property and Equipment, Net
Internally developed software, leasehold improvements, computers and software and furniture and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company expenses software development costs as incurred during the preliminary project stage while capitalizing costs at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The costs of internally developed software that qualify for capitalization are included in property and equipment and subsequently amortized over the estimated useful life of the software, which is generally 3 to 5 years. The Company does not capitalize pilot projects or projects for which it believes that the future economic benefits are less than probable. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Computers and software are depreciated over a period of 3 to 5 years. Furniture and equipment are depreciated over a period of 3 to 7 years. Land is not depreciated.
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2022, 2021 or 2020.
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
When acquiring companies in business combinations, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill is recognized for business combinations as of the acquisition date and is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income.
The Company also enters into asset acquisitions for single identifiable assets. Accounting for asset acquisitions requires the Company to make significant estimates and assumptions with respect to the useful life of the asset purchased. These assumptions are based in part on historical experience and market data.
Goodwill and Other Intangibles, Net
Goodwill and other indefinite-lived intangibles are evaluated annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment analysis will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill or other indefinite-lived intangibles was recognized for the years ended December 31, 2022, 2021 or 2020.
Intangibles that are deemed to have definite lives are amortized over their useful lives generally ranging from 5 to 20 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

definite-lived intangibles recognized for the years ended December 31, 2022, 2021 or 2020. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
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
As of December 31, 2022, the contract and collateral market values of borrowed securities were $9.6 million and $9.3 million, respectively. As of December 31, 2021, the contract and collateral market values of borrowed securities were $10.0 million and $9.7 million, respectively.
Fractional Shares
The Company acts in a principal capacity in respect of fractional shares resulting from the dividend reinvestment program (“DRIP”) that is offered to clients by aggregating dividends received by clients, executing purchases of whole shares and allocating the whole shares to clients on a fractional basis based on the dividend amounts that are reinvested. Shares remaining after this process and fractional shares purchased by the Company in client liquidations are included in the Company’s inventory and reflected as investment securities on the Company’s consolidated statements of financial condition. Fractional shares that have been allocated to clients do not meet the criteria for sale accounting in ASC 860, Transfers and Servicing, and are accounted for as a secured borrowing (repurchase obligation related to shares held by clients) with a corresponding investment in fractional shares. These are reflected in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition. The Company has elected the fair value option to measure these financial assets and the corresponding repurchase obligation and determines fair value based on quoted prices in active markets.
Debt Issuance Costs
Debt issuance and amendment costs are capitalized and amortized as additional interest expense over the expected term of the related debt agreement. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. Costs incurred while obtaining the revolving credit facility are included in other assets in the consolidated statements of financial condition and subsequently amortized ratably over the term of the revolving credit facility regardless of whether there are any outstanding borrowings on the revolving credit facility.
Leases
Lease assets and liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date and reflected in other assets and other liabilities, respectively, on the consolidated statements of financial condition. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. For additional information, see Note 12 - Leases.
Commitments and Contingencies
The Company recognizes a liability for loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
The Company also accrues for losses at its Captive Insurance Subsidiary for those matters covered by self-insurance. The Captive Insurance Subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The Captive Insurance Subsidiary is funded by payments

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

from LPL Financial and has cash reserves to cover losses, including $88.7 million in restricted cash at the Captive Insurance Subsidiary. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14 - Commitments and Contingencies - “Legal and Regulatory Matters.”
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the year ended December 31, 2022 that materially impacted the Company’s consolidated financial statements and related disclosures.
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
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on the Company’s corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on the Company’s corporate advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2022.
The Company also supports independent RIA firms that conduct their business through separate registered investment advisor firms (“Independent RIAs”) through its Independent RIA advisory platform, which allows advisors to engage the Company for technology, clearing and custody services, as well as access the capabilities of the Company’s investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by an Independent RIA is not included in the Company’s advisory revenue. The Company charges separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in service and fee revenue in the consolidated statements of income.
Commission
The Company earns commission revenue from sales commissions generated by advisors for their clients’ purchases and sales of securities or other investment products and from product sponsors for the selling, distribution and marketing, or any combination thereof, of investment products to such clients both of which are viewed as a single performance obligation.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company is generally the principal for commission revenue, as it is responsible for the execution of the clients’ purchases and sales, and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenue is reported on a gross basis.
The following table presents total commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2022	2021	2020
Commission revenue
Annuities	$1,269,634	$1,210,899	$976,357
Mutual funds	679,912	768,168	590,074
Fixed income	119,196	126,543	88,714
Equities	114,446	131,975	126,920
Other	142,976	141,098	124,495
Total commission revenue	$2,326,164	$2,378,683	$1,906,560
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
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2022	2021	2020
Commission revenue
Sales-based
Annuities	$542,310	$425,164	$327,412
Mutual funds	154,742	191,449	145,836
Fixed income	119,196	126,543	88,714
Equities	114,446	131,975	126,920
Other	103,112	98,924	81,882
Total sales-based revenue	$1,033,806	$974,055	$770,764
Trailing
Annuities	$727,324	$785,735	$648,945
Mutual funds	525,170	576,719	444,238
Other	39,864	42,174	42,613
Total trailing revenue	$1,292,358	$1,404,628	$1,135,796
Total commission revenue	$2,326,164	$2,378,683	$1,906,560

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Asset-Based
Asset-based revenue consists of fees from the Company’s client cash programs, fees from our sponsorship programs with financial product manufacturers and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”).
Client Cash Revenue
Client cash revenue is earned daily and is generated on advisors’ clients’ cash balances in insured bank sweep accounts and a money market account based on a rate applied, as a percentage, to the deposits placed. The Company also receives fees based on account type and invested balances for administration and recordkeeping. These fees are generally earned and recognized over time on a net basis as the Company acts as an agent in these arrangements. The performance obligation with the financial institutions that participate in the sweep program is considered a series of distinct services that are substantially the same and are satisfied each day.
Recordkeeping
The Company generates revenue from fees it collects for providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenue from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares and consolidates clients’ trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund product sponsors or their affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping also includes revenue from networking services. Networking revenue on brokerage assets is correlated to the number of positions or value of assets that the Company administers and is paid by mutual fund and annuity product manufacturers. Recordkeeping revenue is recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, this revenue includes variable consideration and is constrained until the date that the fees are determinable.
Sponsorship Programs
The Company receives fees from certain financial product manufacturers in connection with sponsorship programs that support the Company’s marketing and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or a combination of these. As the value of product sponsor assets held in advisors’ clients’ accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable. Sponsorship revenue is generally recognized over time as the Company fulfills its performance obligations.
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2022	2021	2020
Asset-based revenue
Client cash	$953,624	$360,847	$481,388
Recordkeeping	412,468	401,429	290,194
Sponsorship programs	394,181	385,791	272,935
Total asset-based revenue	$1,760,273	$1,148,067	$1,044,517
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. The Company charges separate fees to RIAs for technology, clearing, administrative, oversight and custody services, which may vary. The Company also hosts certain advisor conferences that serve as training, education, sales and marketing events for which the Company collects a fee from sponsors. Service and fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life. Performance obligations for service and fee revenue recognized over time are

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The Company is the principal and recognizes service and fee revenues on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2022	2021	2020
Service and fee revenue
Point-in-time(1)	$115,916	$110,459	$85,451
Over time(2)	351,465	301,302	272,271
Total service and fee revenue	$467,381	$411,761	$357,722
____________________
(1)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, conference services and account fees.
(2)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
Transaction
Transaction revenue includes transaction charges generated by advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products and is primarily recognized at a point-in-time. Point-in-time transaction revenue includes revenue from clearing and transaction charges and is recognized on a trade-date basis as the performance obligation is satisfied when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer. The Company is the principal and recognizes transaction revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, net
The Company earns interest income primarily from client margin loans, cash and equivalents segregated under federal or other regulations and advisor repayable loans and pays interest on certain client cash balances held in the client cash account.
Other
Other revenue primarily includes unrealized gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is generally not generated from contracts with customers.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue decreased from $160.9 million as of December 31, 2021 to $138.1 million as of December 31, 2022. The decrease in unearned revenue for the year ended December 31, 2022 is primarily driven by $159.5 million of revenue recognized during the year ended December 31, 2022 that was included in the unearned revenue balance as of December 31, 2021, partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - ACQUISITIONS
On November 2, 2022, the Company entered into a definitive purchase agreement to acquire Financial Resources Group Investment Services, LLC (“FRGIS”), a broker-dealer and independent branch office. The transaction closed on January 31, 2023 for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing. Given the recent closing, the purchase accounting analysis has not yet been completed.
During the year ended December 31, 2022, the Company acquired client relationship intangible assets of $54.1 million as a result of acquisitions under its Liquidity & Succession solution. These acquisitions were accounted for as asset acquisitions with an assigned useful life of 9 years. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million in order to expand its addressable markets and complement organic growth (the “Waddell & Reed Acquisition”). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The Company allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes the synergies expected to result from combining operations and onboarding advisors and assets to the Company’s platform and is deductible for tax purposes. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2022 or 2021.
The Company’s fair value measurements are evaluated within the fair value hierarchy based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2022 and 2021, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds and U.S. government obligations, which are short term in nature with readily determinable values derived from active markets.
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2022 and 2021, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in life insurance, money market and other mutual funds, which are actively traded and valued based on quoted market prices, and (2) certain non-traded real estate investment trusts and auction rate notes, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2022 and 2021, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,639	$—	$—	$13,639
Cash equivalents segregated under federal or other regulations	1,131,040	—	—	1,131,040
Investment securities - trading:
U.S. treasury obligations	24,402	—	—	24,402
Mutual funds	10,679	—	—	10,679
Equity securities	980	—	—	980
Debt securities	—	585	—	585
Money market funds	112	—	—	112
Total investment securities - trading	36,173	585	—	36,758
Other assets:
Deferred compensation plan	489,976	—	—	489,976
Fractional shares - investment(1)	122,253	—	—	122,253
Other investments	—	5,248	—	5,248
Total other assets	612,229	5,248	—	617,477
Total assets at fair value	$1,793,081	$5,833	$—	$1,798,914
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,860	$3,860
Other liabilities:
Securities sold, but not yet purchased:
Debt securities	—	61	—	61
Equity securities	20	—	—	20
Mutual funds	4	—	—	4
Total securities sold, but not yet purchased	24	61	—	85
Fractional shares - repurchase obligation(1)	122,253	—	—	122,253
Total other liabilities	122,277	61	—	122,338
Total liabilities at fair value	$122,277	$61	$3,860	$126,198
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP.

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
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments Not Measured at Fair Value
The following tables summarize the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not measured at fair value (in thousands):

December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$833,880	$833,880	$—	$—	$833,880
Cash segregated under federal or other regulations	1,068,322	1,068,322	—	—	1,068,322
Restricted cash	90,389	90,389	—	—	90,389
Receivables from clients, net	561,569	—	561,569	—	561,569
Receivables from brokers, dealers and clearing organizations	56,276	—	56,276	—	56,276
Advisor repayable loans, net(1)	280,040	—	—	219,062	219,062
Other receivables, net	677,766	—	677,766	—	677,766
Investment securities - held-to-maturity securities	15,852	—	15,471	—	15,471
Other assets:
Securities borrowed	9,626	—	9,626	—	9,626
Deferred compensation plan(2)	6,343	6,343	—	—	6,343
Other investments(3)	4,647	—	4,647	—	4,647
Total other assets	20,616	6,343	14,273	—	20,616
Liabilities
Client payables	$2,694,929	$—	$2,694,929	$—	$2,694,929
Payables to brokers, dealers and clearing organizations	147,752	—	147,752	—	147,752
Corporate debt and other borrowings, net	2,717,444	—	2,530,011	—	2,530,011

December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$483,190	$483,190	$—	$—	$483,190
Cash segregated under federal or other regulations	1,496,463	1,496,463	—	—	1,496,463
Restricted cash	80,655	80,655	—	—	80,655
Receivables from clients, net	578,889	—	578,889	—	578,889
Receivables from brokers, dealers and clearing organizations	102,503	—	102,503	—	102,503
Advisor repayable loans, net(1)	191,242	—	—	176,864	176,864
Other receivables, net	581,483	—	581,483	—	581,483
Investment securities - held-to-maturity securities	9,918	—	9,915	—	9,915
Other assets:
Securities borrowed	9,958	—	9,958	—	9,958
Other investments(3)	4,595	—	4,595	—	4,595
Total other assets	14,553	—	14,553	—	14,553
Liabilities
Client payables	$1,712,224	$—	$1,712,224	$—	$1,712,224
Payables to brokers, dealers and clearing organizations	170,119	—	170,119	—	170,119
Corporate debt and other borrowings, net	2,814,044	—	2,885,536	—	2,885,536
____________________
(1)Includes repayable loans and forgivable loans which have converted to repayable upon advisor termination or change in agreed upon terms.
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

The following table summarizes investment securities (in thousands):

	December 31,
	2022	2021
Trading securities - at fair value:
U.S. treasury obligations	$24,402	$19,599
Mutual funds	10,679	19,112
Equity securities	980	440
Debt securities	585	—
Money market funds	112	123
Total trading securities	$36,758	$39,274
Held-to-maturity securities - at amortized cost:
U.S. government notes	$15,852	$9,918
Total held-to-maturity securities	$15,852	$9,918
Total investment securities	$52,610	$49,192
At December 31, 2022, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,508	$10,344	$—	$—	$15,852
U.S. government notes — at fair value	$5,427	$10,044	$—	$—	$15,471
NOTE 7 - RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers, and clearing organizations were as follows (in thousands):

	December 31,
	2022	2021
Receivables:
Receivables from clearing organizations	$46,075	$80,548
Securities failed-to-deliver	9,083	16,978
Receivables from brokers and dealers	1,118	4,977
Total receivables	$56,276	$102,503
Payables:
Payables to brokers and dealers	$82,685	78,080
Payables to clearing organizations	41,495	20,112
Securities failed-to-receive	23,572	71,927
Total payables	$147,752	$170,119

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows at December 31, 2022 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$942,432	$(476,653)	$465,779
Computers and software	290,412	(208,299)	82,113
Buildings	107,873	(15,503)	92,370
Leasehold improvements	94,959	(43,678)	51,281
Furniture and equipment	87,204	(72,862)	14,342
Land	4,678	—	4,678
Construction in progress(1)	69,794	—	69,794
Total property and equipment, net	$1,597,352	$(816,995)	$780,357
____________________
(1)    Construction in progress includes $69.2 million of internal software in development and related hardware and software at December 31, 2022.
The components of property and equipment, net were as follows at December 31, 2021 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$716,179	$(342,408)	$373,771
Computers and software	214,223	(167,573)	46,650
Buildings	107,873	(11,627)	96,246
Leasehold improvements	88,538	(36,988)	51,550
Furniture and equipment	83,356	(65,728)	17,628
Land	4,678	—	4,678
Construction in progress(1)	68,318	—	68,318
Total property and equipment, net	$1,283,165	$(624,324)	$658,841
____________________
(1)    Construction in progress includes $37.7 million of internal software in development and related hardware and software at December 31, 2021.
Depreciation and amortization was $199.8 million, $151.4 million and $109.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2020	$1,513,866
Goodwill acquired	128,577
Balance at December 31, 2021	1,642,443
Goodwill acquired	25
Balance at December 31, 2022	$1,642,468

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of other intangibles, net were as follows at December 31, 2022 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net:
Advisor and enterprise relationships	5.1	$809,872	$(542,415)	$267,457
Product sponsor relationships	3.2	234,086	(197,165)	36,921
Client relationships(1)	8.0	102,491	(30,318)	72,173
Technology	5.4	19,040	(7,734)	11,306
Trade names	0.0	1,200	(1,200)	—
Total definite-lived intangible assets, net		$1,166,689	$(778,832)	$387,857
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$427,676
____________________
(1)    During the year ended December 31, 2022, the Company acquired client relationship intangible assets of $54.1 million as a result of acquisitions under its Liquidity & Succession solution. These acquisitions were accounted for as asset acquisitions with an assigned useful life of 9 years.
The components of other intangibles, net were as follows at December 31, 2021 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net:
Advisor and enterprise relationships	5.9	$806,531	$(476,000)	$330,531
Product sponsor relationships	4.1	234,086	(185,255)	48,831
Client relationships	7.2	45,623	(23,379)	22,244
Technology	6.4	19,040	(5,477)	13,563
Trade names	0.3	1,200	(1,160)	40
Total definite-lived intangibles, net		$1,106,480	$(691,271)	$415,209
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$455,028
Total amortization of other intangibles was $87.6 million, $79.3 million and $67.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Future amortization is estimated as follows (in thousands):

2023	$86,288
2024	85,517
2025	77,143
2026	38,887
2027	33,738
Thereafter	66,284
Total	$387,857

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	December 31,
	2022	2021
Other assets:
Deferred compensation	$496,319	$499,548
Prepaid assets	144,607	115,018
Fractional shares - investment(1)	122,253	114,574
Deferred tax assets, net(2)	98,997	5,648
Operating lease assets(3)	92,534	95,075
Debt issuance costs, net	6,422	7,303
Other	62,098	49,822
Total other assets	$1,023,230	$886,988

Other liabilities:
Deferred compensation	$497,736	$499,245
Unearned revenue(4)	138,109	160,926
Operating lease liabilities(3)	125,280	130,304
Fractional shares - repurchase obligation(1)	122,253	114,574
Finance lease liabilities(3)	105,660	106,067
Other	113,589	7,160
Total other liabilities	$1,102,627	$1,018,276
_______________________________
(1)See Note 2 - Summary of Significant Accounting Policies for further information.
(2)See Note 13 - Income Taxes for further information.
(3)See Note 12 - Leases for further information.
(4)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	December 31, 2022			December 31, 2021
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,037,900	LIBOR+175 bps	5.87%	$1,048,600	LIBOR+175 bps	1.85%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	900,000	Fixed Rate	4.00%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	400,000	Fixed Rate	4.38%	5/15/2031
Total Corporate Debt	2,737,900			2,748,600
Less: Unamortized Debt Issuance Cost	(20,456)			(24,556)
Corporate debt, net	$2,717,444			$2,724,044
Other Borrowings
Revolving Credit Facility(2)(3)	—	LIBOR+125 bps	5.64%	55,000	ABR+25 bps	3.50%	3/15/2026
Unsecured, Uncommitted Lines of Credit(3)	—	Rate Determined at Time of Borrowing	—%	35,000	Broker Base Rate+75 bps	1.00%	9/30/2023
Total other borrowings	$—			$90,000
Corporate Debt and Other Borrowings, Net	$2,717,444			$2,814,044
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)Borrowings bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate (PRIME rate) depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
(3)Balances outstanding under our external lines of credit at December 31, 2021 were repaid in January 2022.
The minimum calendar year payments and maturities of the corporate debt and other borrowings as of December 31, 2022 were as follows (in thousands):

2023	$10,700
2024	10,700
2025	10,700
2026	1,005,800
2027	400,000
Thereafter	1,300,000
Total	$2,737,900
The following table presents amounts outstanding and available under the Company’s external lines of credit at December 31, 2022 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The Company used the proceeds from the issuance of the 2029 Senior Notes, along with existing corporate cash available, to redeem its existing 5.75% senior unsecured notes due in 2025. In connection with this redemption, the Company recognized $24.4 million as a loss on extinguishment of debt on the consolidated statements of income for the year ended December 31, 2021. In connection with the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended its maturity date. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2022, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On August 4, 2022, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed senior unsecured revolving credit facility that matures on August 3, 2023 and allows for a maximum borrowing of up to $1.0 billion. This revolving credit facility replaced the $300.0 million credit facility that was due to mature on July 31, 2024. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) the secured overnight financing rate plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the credit facility, LPL Financial incurred $1.9 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. At December 31, 2022, LPL Financial’s net capital was 8% of its aggregate debits, below the 10% aggregate debits required by a financial covenant. The agreement allows 5 days to cure non-compliance with this financial covenant, and it was cured within that allowable time period. LPL Financial was in compliance with all other covenants as of December 31, 2022.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of December 31, 2022. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There was $35 million outstanding under these lines of credit as of December 31, 2021 and no balances outstanding as of December 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 - LEASES
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 1 to 14 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Lease expense related to the net present value of payments is recognized on a straight-line basis over the lease term.
Finance lease assets are included in Property and equipment, net in the consolidated statements of financial condition and were $92.4 million and $97.1 million at December 31, 2022 and December 31, 2021, respectively.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$21,862	$19,712	$18,757
Finance lease cost:
Amortization of right-of-use assets	$4,753	$5,150	$5,141
Interest on lease liabilities	8,417	8,360	8,423
Total finance lease cost	$13,170	$13,510	$13,564
Supplemental weighted-average information related to leases was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Finance leases	23.8	24.6
Operating leases	6.2	6.9
Weighted-average discount rate:
Finance leases	7.94%	7.89%
Operating leases	6.77%	6.96%
Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$24,820	$8,577
2024	24,049	8,727
2025	23,734	8,879
2026	23,928	9,035
2027	24,309	9,193
Thereafter	34,196	206,532
Total lease payments	155,036	250,943
Less imputed interest	29,756	145,283
Total	$125,280	$105,660

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES
The components of the provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current provision for income taxes:
Federal	$276,499	$96,389	$137,360
State	82,801	26,610	39,757
Total current provision for income taxes	359,300	122,999	177,117
Deferred (benefit) provision for income taxes:
Federal	(69,656)	14,446	(17,991)
State	(23,693)	4,018	(5,693)
Total deferred (benefit) provision for income taxes	(93,349)	18,464	(23,684)
Provision for income taxes	$265,951	$141,463	$153,433
The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates:

	Years Ended December 31,
	2022	2021	2020
Federal statutory income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.2	4.1	4.4
Share-based compensation	(1.8)	(2.7)	(1.0)
Research and development credits	(0.4)	(0.4)	(0.3)
Non-deductible expenses	0.3	0.7	0.3
Other	0.6	0.8	0.1
Effective income tax rates	23.9%	23.5%	24.5%
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities	$149,501	$148,566
Operating lease liabilities	33,826	35,182
Finance lease liabilities	28,528	28,647
Forgivable loans	19,688	17,369
Share-based compensation	19,246	16,597
Provision for credit losses	5,040	3,691
State taxes	2,402	5,654
Other	10,120	4,604
Total deferred tax assets	268,351	260,310
Deferred tax liabilities:
Depreciation of property and equipment	(94,136)	(147,659)
Amortization of other intangibles	(50,072)	(58,833)
Operating lease assets	(25,146)	(25,832)
Unrealized gains	—	(22,338)
Total deferred tax liabilities	(169,354)	(254,662)
Deferred tax assets, net	$98,997	$5,648
The increase in deferred tax assets, net as of December 31, 2022 compared to December 31, 2021 was primarily driven by deferred tax estimates the Company recorded as a result of the change in Internal Revenue Code Section 174, which requires research and development costs to be capitalized and amortized. Prior to this change the Company deducted these costs in the year incurred.
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2022	2021	2020
Balance — beginning of year	$57,014	$54,435	$52,098
Increases for tax positions taken during the current year	14,777	15,637	8,053
Reductions as a result of a lapse of the applicable statute of limitations and decreases in prior-year tax positions	(19,521)	(13,058)	(5,716)
Balance — end of year	$52,270	$57,014	$54,435
At December 31, 2022 and 2021, there were $46.6 million and $53.8 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2022 and 2021, the liability for unrecognized tax benefits included accrued interest of $4.6 million and $7.5 million, respectively, and penalties of $4.1 million and $3.9 million, respectively.
The Company and its subsidiaries file federal and state income tax returns, which are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2011. The tax years of 2012 to 2016 and 2019 to 2021 remain open to examination in the federal jurisdiction. The tax years of 2012 to 2021 remain open to examination in the state jurisdictions. In the next 12 months it is reasonably possible that the Company may realize a reduction in unrecognized tax benefits of $3.7 million related to settlements and the statute of limitations expiration in federal and various state jurisdictions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2022 (in thousands):

2023	$137,212
2024	53,742
2025	18,418
2026	422
2027	161
Thereafter	—
Total	$209,955
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and enterprises, primarily to newly recruited advisors and enterprises to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or enterprise joining LPL Financial. LPL Financial had no significant unfunded loan commitments at December 31, 2022 or December 31, 2021.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
In October 2022, the Company received a request for information from the Securities and Exchange Commission (“SEC”) in connection with an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. The Company intends to cooperate fully with the SEC’s inquiry. The Company has estimated that it is reasonably possible that it could incur losses as a result of this request; however, the Company cannot estimate a possible loss or range of loss at this time. At this time, the Company does not believe that this request will have a material adverse effect on its results of operations, financial position, or cash flows.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and actuarial assumptions and estimates. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. Self-insurance liabilities are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. Self-insurance related charges are included in other expense in the consolidated statements of income.
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the years presented (in thousands):

	December 31,
	2022	2021	2020
Beginning balance — January 1	$67,152	$51,501	$40,096
Losses incurred	36,462	34,756	34,784
Losses paid	(29,543)	(19,105)	(23,379)
Ending balance — December 31	$74,071	$67,152	$51,501
Other Commitments
As of December 31, 2022, the Company had approximately $466.0 million of client margin loans that were collateralized with securities having a fair value of approximately $652.5 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $121.1 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2022, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $531.4 million of client collateral.
Investment securities on the consolidated statements of financial condition include $4.5 million and $4.6 million of trading securities pledged to the Options Clearing Corporation at December 31, 2022 and 2021, respectively, and $19.9 million and $15.0 million of trading securities pledged to the National Securities Clearing Corporation at December 31, 2022 and 2021.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2022		2021		2020
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$20.0	$0.25	$19.7
Second quarter	$0.25	$20.0	$0.25	$20.0	$0.25	$19.7
Third quarter	$0.25	$20.0	$0.25	$20.1	$0.25	$19.8
Fourth quarter	$0.25	$19.9	$0.25	$20.0	$0.25	$19.8
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board of Directors (the “Board”), pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition.
The Company resumed share repurchases in the third quarter of 2021, and during the year ended December 31, 2022 repurchased 1,566,527 shares of common stock at a weighted-average price of $207.49 for a total of $325.0 million. On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares. As of December 31, 2022, the Company had $2.0 billion remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
NOTE 16 - SHARE-BASED COMPENSATION, EMPLOYEE INCENTIVES AND BENEFIT PLANS
In May 2021, the Company adopted its 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, performance stock units and other equity-based compensation to the Company’s employees, non-employee directors and other service providers. The 2021 Plan serves as the successor to the Company’s 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). Following the adoption of the 2021 Plan, the Company is no longer making grants under the 2010 Plan, and the 2021 Plan is the only plan under which equity awards are granted. However, awards previously granted under the 2010 Plan will remain outstanding until vested, exercised or forfeited, as applicable.
There were 17,754,197 shares authorized for grant under the 2021 Plan and 13,781,800 shares remaining available for future issuance at December 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2021	1,204,420	$45.65
Granted	—	$—
Exercised	(527,595)	$35.66
Forfeited and Expired	(3,061)	$51.19
Outstanding — December 31, 2022	673,764	$53.45	4.36	$109,632
Exercisable — December 31, 2022	673,764	$53.45	4.36	$109,632
Exercisable and expected to vest — December 31, 2022	673,764	$53.45	4.36	$109,632
The following table summarizes information about outstanding stock options and warrants as of December 31, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	84,929	3.15	$19.85	84,929	$19.85
$25.01 - $35.00	23,826	0.15	$31.60	23,826	$31.60
$35.01 - $45.00	166,168	4.19	$39.48	166,168	$39.48
$45.01 - $65.00	72,274	1.79	$49.06	72,274	$49.06
$65.01 - $75.00	153,639	5.06	$65.50	153,639	$65.50
$75.01 - $80.00	172,928	6.14	$77.53	172,928	$77.53
	673,764	4.36	$53.45	673,764	$53.45
The Company recognized share-based compensation expense related to the vesting of stock options awarded to employees and officers of $0.2 million, $2.6 million and $4.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the year ended December 31, 2022:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2021	1,051	$156.54	915,907		$111.49
Granted	1,864	$173.78	393,006		$190.76
Vested	(2,101)	$165.16	(369,186)		$101.24
Forfeited	—	$—	(76,553)		$149.57
Outstanding — December 31, 2022	814	$173.78	863,174	(1)	$148.59
Expected to vest — December 31, 2022	814	$173.78	744,561		$155.57
____________________
(1)    Includes 82,222 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $45.4 million, $37.2 million and $25.1 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, total unrecognized compensation cost for restricted stock awards and stock units was $62.5 million, which is expected to be recognized over a weighted-average remaining period of 1.91 years.
The Company also grants restricted stock units to its advisors and to enterprises. The Company recognized share-based compensation expense of $2.6 million, $2.3 million and $2.3 million related to the vesting of these awards during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, total unrecognized compensation cost for restricted stock units granted to advisors and enterprises was $5.1 million, which is expected to be recognized over a weighted-average remaining period of 2.15 years.
Employee Incentives and Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $24.7 million, $20.9 million and $18.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
The Company established its Employee Stock Purchase Plan (the “ESPP”) as a benefit to enable eligible employees to purchase common stock of LPLFH at a discount from the market price through payroll deductions, subject to limitations. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $4.4 million, $2.0 million and $2.2 million of share-based compensation expense related to the ESPP during the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s 2012 Employee Stock Purchase Plan was replaced by its 2021 Employee Stock Purchase Plan in May 2021.
The Company maintains a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $477.0 million and $482.1

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

million at December 31, 2022 and 2021, respectively, which is included in other liabilities in the consolidated statements of financial condition. The cash value of the related trust assets was $475.6 million and $482.5 million at December 31, 2022 and 2021, respectively, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and may receive a return based on the allocation of notional investments offered under the plan. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2022, the Company has recorded assets of $20.7 million and liabilities of $20.8 million, which are included in other assets and other liabilities, respectively, in the consolidated statements of financial condition. As of December 31, 2021, the Company had recorded assets of $17.1 million and liabilities of $17.1 million.
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

	Years Ended December 31,
	2022	2021	2020
Net income	$845,702	$459,866	$472,640

Basic weighted-average number of shares outstanding	79,801	80,002	79,244
Dilutive common share equivalents	1,484	1,740	1,458
Diluted weighted-average number of shares outstanding	81,285	81,742	80,702

Basic earnings per share	$10.60	$5.75	$5.96
Diluted earnings per share	$10.40	$5.63	$5.86
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the years ended December 31, 2022, 2021 and 2020, stock options, warrants and stock units representing common share equivalents of 9,770 shares, 684 shares and 376,598 shares, respectively, were anti-dilutive.
NOTE 18 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2022, had net capital of $49.5 million, which was $36.2 million in excess of its minimum net capital requirement of $13.3 million.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK
LPL Financial may offer loans to new and existing advisors and enterprises to facilitate their partnership with LPL Financial, transition to LPL Financial’s platform or fund business development activities. LPL Financial may incur losses if advisors or enterprises do not fulfill their obligations with respect to these loans. To mitigate this risk, LPL Financial evaluates the performance and creditworthiness of the advisor or enterprise prior to offering repayable loans.
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
NOTE 20 - SUBSEQUENT EVENTS
The Company’s Board declared a cash dividend of $0.30 per share on the Company’s outstanding common stock to be paid on March 28, 2023 to all stockholders of record on March 14, 2023.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2023

Item 9B.  Other Information
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2022.
Items 11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements and Schedules
Our consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Other financial statement schedules have been omitted because they are not applicable, not material or the information is otherwise included.
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

3.4	Sixth Amended and Restated Bylaws of LPL Financial Holdings Inc. (incorporated by reference to the Form 8-K filed on February 23, 2022, File No. 001-34963).
4.1
Indenture, dated as of November 12, 2019, among LPL Holdings, U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on November 12, 2019, File No. 001-34963).

4.2
Indenture, dated as of March 15, 2021, among LPL Holdings, U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on March 15, 2021, File No. 001-34963).

4.3
Indenture, dated as of May 18, 2021, among LPL Holdings, U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on May 18, 2021, File No. 001-34963).

4.4	Description of Registrant’s Securities.*
10.1	Form of Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).

Exhibit No.	Description of Exhibit
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

10.10	LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
10.11	LPL Financial Holdings Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
10.12
Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-Q filed on August 3, 2021, File No. 001-34963).

10.13	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 6, 2023.*
10.14
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-Q filed on August 3, 2021, File No. 001-34963).

10.15	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan, as amended May 5, 2021 (incorporated by reference to the Form 10-K filed on February 22, 2022, File No. 001-34963).
10.16	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 18, 2022 (incorporated by reference to the Form 10-Q filed on August 4, 2022, File No. 001-34963).
10.17	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017 (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).
10.18
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

10.19
Amendment Agreement, dated June 20, 2017, among LPL Holdings, Inc., LPL Financial Holdings Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to the Form 10-Q filed on August 1, 2017, File No. 001-34963).

10.20
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

Exhibit No.	Description of Exhibit
10.21
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

10.22
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

10.23
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

10.24
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
Dated: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2023

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer (Principal Financial Officer)	February 23, 2023

/s/ Brent B. Simonich
Brent B. Simonich	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023

/s/ Edward C. Bernard
Edward C. Bernard	Director	February 23, 2023

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 23, 2023

/s/ William F. Glavin, Jr.
William F. Glavin, Jr.	Director	February 23, 2023

/s/ Albert J. Ko
Albert J. Ko	Director	February 23, 2023

/s/ Allison H. Mnookin
Allison H. Mnookin	Director	February 23, 2023

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 23, 2023

/s/ James S. Putnam
James S. Putnam	Director	February 23, 2023

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 23, 2023

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 23, 2023