Form 10-Q
period 2023-03-31
LPL Financial Holdings Inc.
filed 2023-05-02
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 26, 2023 was 77,668,390.

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

These forward-looking statements reflect the Company’s expectations and objectives as of May 2, 2023. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•execution of the Company’s capital management plans, including its compliance with the terms of the Company’s amended and restated credit agreement (the “Credit Agreement”), the committed revolving credit facility at our primary broker-dealer subsidiary, LPL Financial LLC (the “Broker-Dealer Revolving Credit Facility”), and the indentures governing the Company’s senior unsecured notes (the “Indentures”);
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

GLOSSARY OF TERMS
Adjusted EPS: A non-GAAP financial measure defined as Adjusted Net Income divided by the weighted average number of diluted shares outstanding for the applicable period.
Adjusted Net Income: A non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs.
Basis Point: One basis point equals 1/100th of 1%.
Core G&A: A non-GAAP financial measure defined as total expense excluding the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; market fluctuations on employee deferred compensation; promotional (ongoing); employee share-based compensation; regulatory charges; and acquisition costs.
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement (as defined below), which include LPL Financial LLC, Financial Resources Group Investment Services, LLC and The Private Trust Company, N.A., in excess of the capital requirements of the Company’s Credit Agreement (as defined below), which, in the case of LPL Financial LLC and Financial Resources Group Investment Services, LLC, is net capital in excess of 10% of their aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule (as defined below), and (3) cash and equivalents held at non-regulated subsidiaries.
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
Gross Profit: A non-GAAP financial measure defined as total revenue less advisory and commission expense; brokerage, clearing and exchange expense; and market fluctuations on employee deferred compensation.
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
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We serve more than 21,000 financial advisors, including advisors at approximately 1,100 enterprises and at approximately 500 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. We offer integrated technology solutions; brokerage and advisory platforms; clearing, compliance, business and planning and advice services; consultative practice management programs and training; and in-house research to help our advisors run successful businesses.
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
• Mutual Funds
Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product sponsors pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients, cash and equivalents segregated under federal or other regulations, advisor repayable loans and operating cash, which is included in Interest income, net in the condensed consolidated statements of income. A portion of our revenue is not asset-based or correlated with the equity financial markets.
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
Significant Events
Closed two strategic acquisitions during the quarter
On January 31, 2023, we acquired Financial Resources Group Investment Services, LLC (“FRGIS”), an independent branch office and broker-dealer supporting approximately 800 advisors and 85 financial institutions, and serving approximately $40 billion of brokerage and advisory assets, and Boenning & Scattergood’s Private Client Group. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for further detail.

Executive Summary
Financial Highlights
Results for the first quarter of 2023 included net income of $338.9 million, or $4.24 per diluted share, which compares to $133.7 million, or $1.64 per diluted share, for the first quarter of 2022.
Asset Trends
Total advisory and brokerage assets served were $1.2 trillion at March 31, 2023, compared to $1.2 trillion for the same period in 2022. Total net new assets were $24.5 billion for the three months ended March 31, 2023, compared to $17.6 billion for the same period in 2022.
Net new advisory assets were an inflow of $14.6 billion for the three months ended March 31, 2023, compared to $17.4 billion for the same period in 2022. Advisory assets were $620.9 billion, or 52.8% of total advisory and brokerage assets served, at March 31, 2023, down 1% from $624.3 billion at March 31, 2022.
Net new brokerage assets were an inflow of $9.9 billion for the three months ended March 31, 2023, compared to $0.2 billion for the same period in 2022. Brokerage assets were $554.3 billion at March 31, 2023, up 3% from $538.8 billion at March 31, 2022.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1,020.0 million for the three months ended March 31, 2023, an increase of 52% from $669.0 million for the three months ended March 31, 2022. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended March 31, 2023, we paid stockholders cash dividends of $23.6 million and repurchased 1,205,862 of our outstanding shares for a total of $275.0 million. The Company also increased its quarterly cash dividend by 20% to $0.30 per share beginning in the first quarter of 2023.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Operating Metrics (dollars in billions)(1)	2023	2022	2022
Advisory and Brokerage Assets(2)
Advisory assets	$620.9	$583.1	$624.3
Brokerage assets	554.3	527.7	538.8
Total Advisory and Brokerage Assets	$1,175.2	$1,110.8	$1,163.1
Advisory as a % of total Advisory and Brokerage Assets	52.8%	52.5%	53.7%

Net New Assets(3)
Net new advisory assets	$14.6	$12.6	$17.4
Net new brokerage assets	9.9	8.6	0.2
Total Net New Assets	$24.5	$21.3	$17.6

Organic Net New Assets
Organic net new advisory assets	$13.7	$12.6	$17.4
Organic net new brokerage assets	7.1	8.6	0.2
Total Organic Net New Assets	$20.8	$21.3	$17.6

Organic advisory net new assets annualized growth(4)	9.4%	9.3%	10.8%
Total organic net new assets annualized growth(4)	7.5%	8.2%	5.8%

Client Cash Balances(5)
Insured cash account sweep	$39.7	$46.8	$32.6
Deposit cash account sweep	10.2	11.5	9.4
Total Bank Sweep	49.9	58.4	42.0
Money market sweep	2.6	3.0	18.2
Total Client Cash Sweep Held by Third Parties	52.5	61.4	60.2
Client cash account	2.1	2.7	1.6
Total Client Cash Balances	$54.6	$64.1	$61.7
Client Cash Balances as a % of Total Assets	4.6%	5.8%	5.3%

Net buy (sell) activity(6)	$36.9	$25.0	$11.0

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Business and Financial Metrics (dollars in millions)	2023	2022	2022
Advisors	21,521	21,275	20,091
Average total assets per advisor(7)	$54.6	$52.2	$57.9

Share repurchases	$275.0	$150.0	$50.0
Dividends	$23.6	$19.9	$20.0
Leverage ratio(8)	1.34	1.39	2.16

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2023	2022
Total revenue	$2,417.8	$2,065.7
Net income	$338.9	$133.7
Earnings per share (“EPS”), diluted	$4.24	$1.64
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(9)	$4.49	$1.95
Gross profit(10)	$1,020.0	$669.0
EBITDA(11)	$563.8	$267.2
Core G&A(12)	$326.2	$280.9
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”). Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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
(5)During the second quarter of 2022, the Company updated its definition of client cash balances to include client cash account (“CCA”) balances and exclude purchased money market funds. CCA balances include cash that clients have deposited with LPL Financial that is included in Client payables in the condensed consolidated statements of financial condition. Prior period disclosures have been updated to reflect this change as applicable.
(6)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial.
(7)Calculated based on the end of period total advisory and brokerage assets divided by the end of period advisor count.
(8)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP financial measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the trailing twelve month periods presented below (in millions):

	March 31,	December 31,	March 31,
Credit Agreement Net Debt Reconciliation	2023	2022	2022
Corporate debt and other borrowings	$2,870.2	$2,737.9	$2,745.9
Corporate Cash(13)	(234.2)	(459.4)	(270.2)
Credit Agreement Net Debt(†)	$2,636.0	$2,278.5	$2,475.8

	March 31,	December 31,	March 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2023	2022	2022
Net income	$1,050.8	$845.7	$464.0
Interest expense on borrowings	138.2	126.2	106.6
Provision for income taxes	331.9	266.0	145.6
Depreciation and amortization	210.4	199.8	161.4
Amortization of other intangibles	90.5	87.6	83.0
EBITDA(†)	$1,821.9	$1,525.3	$960.5
Credit Agreement Adjustments:
Acquisition costs and other	$42.0	$50.7	$101.2
Employee share-based compensation	55.3	50.1	43.2
M&A accretion(14)	42.0	10.6	40.4
Advisor share-based compensation	2.6	2.5	2.3
Credit Agreement EBITDA(†)	$1,963.7	$1,639.1	$1,147.7

	March 31,	December 31,	March 31,
	2023	2022	2022
Leverage Ratio	1.34	1.39	2.16
_______________________________
(†)    Totals may not foot due to rounding.

(9)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Three Months Ended March 31,
	2023		2022
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$338.9	$4.24	$133.7	$1.64
Amortization of other intangibles	24.1	0.30	21.2	0.26
Acquisition costs(15)	3.1	0.04	13.3	0.16
Tax benefit	(7.2)	(0.09)	(9.1)	(0.11)
Adjusted Net Income / Adjusted EPS(†)	$358.9	$4.49	$159.2	$1.95
Weighted-average shares outstanding, diluted	80.0		81.6
_______________________________
(†)    Totals may not foot due to rounding.
(10)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense; brokerage, clearing and exchange expense; and market fluctuations on employee deferred compensation. All other expense categories, including depreciation and amortization of property and equipment and amortization of other intangibles, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	Three Months Ended March 31,
Gross Profit	2023	2022
Total revenue	$2,417.8	$2,065.7
Advisory and commission expense	1,370.6	1,374.1
Brokerage, clearing and exchange expense	26.1	22.6
Employee deferred compensation(16)	1.1	—
Gross Profit(†)	$1,020.0	$669.0
_______________________________
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

	Three Months Ended March 31,
EBITDA Reconciliation	2023	2022
Net income	$338.9	$133.7
Interest expense on borrowings	39.2	27.2
Provision for income taxes	105.6	39.6
Depreciation and amortization	56.1	45.5
Amortization of other intangibles	24.1	21.2
EBITDA(†)	$563.8	$267.2
_______________________________
(†)    Totals may not foot due to rounding.

(12)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; market fluctuations on employee deferred compensation; promotional (ongoing); employee share-based compensation; regulatory charges; and acquisition costs. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Three Months Ended March 31,
Core G&A Reconciliation	2023	2022
Total expense	$1,973.3	$1,892.3
Advisory and commission	(1,370.6)	(1,374.1)
Depreciation and amortization	(56.1)	(45.5)
Interest expense on borrowings	(39.2)	(27.2)
Brokerage, clearing and exchange	(26.1)	(22.6)
Amortization of other intangibles	(24.1)	(21.2)
Employee deferred compensation(16)	(1.1)	—
Total G&A(†)	456.1	401.7
Promotional (ongoing)(15)(17)	(101.2)	(87.4)
Employee share-based compensation	(18.0)	(12.8)
Regulatory charges	(7.7)	(7.3)
Acquisition costs(15)	(3.1)	(13.3)
Core G&A(†)	$326.2	$280.9
_______________________________
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
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended March 31,
Acquisition costs	2023	2022
Professional services	$1.6	$5.6
Compensation and benefits	0.9	5.6
Promotional(17)	0.2	1.9
Other	0.4	0.2
Acquisition costs	$3.1	$13.3
(16)During the first quarter of 2023, the Company updated its presentation of employee deferred compensation to be consistent with its presentation of advisor deferred compensation. This change has not been applied retroactively as the impact on prior periods was not material.
(17)Promotional (ongoing) includes $3.2 million and $2.3 million of support costs related to full-time employees that are classified within Compensation and benefits expense in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022, respectively, and excludes $0.2 million and $1.9 million of promotional expenses incurred as a result of acquisitions, which are included in the Acquisition costs line item for the same periods.
Legal and Regulatory Matters
The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies as well as various self-regulatory organizations. Compliance with all applicable laws and regulations involves a significant investment in time and resources, and we continue to invest in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations may affect our operations and/or financial condition. We seek to participate in the development of significant rules and regulations that govern our industry.
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
Our accruals, including those established through our captive insurance subsidiary at March 31, 2023, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisition activity includes the following:
•On January 31, 2023, we acquired FRGIS, an independent branch office and broker-dealer, for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing.
•We acquired intangible assets of $118.1 million as a result of other acquisitions, including acquisitions as part of our Liquidity & Succession solution under which we buy advisor practices, during the three months ended March 31, 2023.
See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for further detail.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 1.1% in the first quarter of 2023 after growing at an annualized pace of 2.6% in the fourth quarter of 2022.
Although inflation, rising interest rates and volatile global markets were all headwinds, the U.S. economy is projected to have added approximately 1.0 million jobs in the first quarter of 2023, while the unemployment rate averaged 3.5% in the first quarter of 2023, down slightly from the 3.6% average during the fourth quarter of 2022. The equity markets experienced volatility from an increasingly hawkish Federal Reserve (“Fed”) and the collapse of Silicon Valley Bank. However, the S&P 500 and the Bloomberg Barclays U.S. Aggregate Bond Index grew 7.5% and 3.0%, respectively, during the first quarter of 2023.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the first quarter of 2023, Fed policymakers increased the target range for the federal funds rate to 4.75% to 5.00%. The Fed anticipates that some additional policy firming may be appropriate.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
REVENUE
Advisory	$954,057	$1,047,097	(9%)
Asset-based:
Client cash	418,275	84,716	n/m
Other asset-based	203,473	211,685	(4%)
Total asset-based	621,748	296,401	110%
Commission:
Trailing	317,653	345,194	(8%)
Sales-based	286,072	240,331	19%
Total commission	603,725	585,525	3%
Service and fee	118,987	112,812	5%
Transaction	48,935	46,726	5%
Interest income, net	37,358	7,745	n/m
Other	33,022	(30,613)	n/m
Total revenue	2,417,832	2,065,693	17%
EXPENSE
Advisory and commission	1,370,634	1,374,134	—%
Compensation and benefits	233,533	192,034	22%
Promotional	98,223	87,002	13%
Occupancy and equipment	60,173	51,112	18%
Depreciation and amortization	56,054	45,454	23%
Interest expense on borrowings	39,184	27,211	44%
Brokerage, clearing and exchange	26,126	22,600	16%
Amortization of other intangibles	24,092	21,196	14%
Communications and data processing	17,675	15,127	17%
Professional services	14,220	19,022	(25%)
Other	33,421	37,422	(11%)
Total expense	1,973,335	1,892,314	4%
INCOME BEFORE PROVISION FOR INCOME TAXES	444,497	173,379	156%
PROVISION FOR INCOME TAXES	105,613	39,635	166%
NET INCOME	$338,884	$133,744	153%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the three months ended March 31, 2023.
We also support independent RIA firms that conduct their business through separate investment advisor firms (“Independent RIAs”) through our Independent RIA advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access the capabilities of our investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. However, the advisory revenue generated by an Independent RIA is not included in our advisory revenue. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in Service and fee revenue in our condensed consolidated statements of income.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	March 31,
	2023	2022	$ Change	% Change
Corporate advisory assets	$415.3	$415.8	$(0.5)	—%
Independent RIA advisory assets	205.6	208.5	(2.9)	(1)%
Total advisory assets	$620.9	$624.3	$(3.4)	(1)%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2023	2022
Balance - Beginning of period	$583.1	$643.2
Net new advisory assets(1)	14.6	17.4
Market impact(2)	23.2	(36.3)
Balance - End of period	$620.9	$624.3
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
Advisory revenue decreased during the three months ended March 31, 2023 as compared to 2022 due to a decline in advisory asset balances related to market changes.
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
Asset-based revenue for the three months ended March 31, 2023 increased by $325.3 million compared to 2022, due to an increase in client cash revenue. Client cash revenue for the three months ended March 31, 2023 increased compared to 2022 due to increases to the federal funds effective rate, partially offset by lower average client cash balances during the three months ended March 31, 2023 as compared to 2022. For the three months ended March 31, 2023, our average client cash balances decreased to $55.7 billion compared to $57.6 billion in 2022.
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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Trailing	$317,653	$345,194	$(27,541)	(8)%
Sales-based	286,072	240,331	45,741	19%
Total commission revenue	$603,725	$585,525	$18,200	3%
The decrease in trailing commission revenue for the three months ended March 31, 2023 compared to 2022 was primarily due to volatility-driven declines in trail eligible assets. The increase in sales-based commission revenue for the three months ended March 31, 2023 compared to 2022 was primarily driven by an increase in sales of annuities, partially offset by a decrease in sales of mutual funds.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2023	2022
Balance - Beginning of period	$527.7	$563.2
Net new brokerage assets(1)	9.9	0.2
Market impact(2)	16.7	(24.6)
Balance - End of period	$554.3	$538.8
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
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three months ended March 31, 2023 increased compared to 2022, primarily due to increases in IRA custodian fees and business services and planning and advice services fees.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three months ended March 31, 2023 increased compared to 2022, primarily due to increases in the number of transactions and transaction charges for fixed income products, partially offset by a decrease in charges for managed assets.
Interest Income, net
We earn interest income primarily from client margin loans, CCA balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three months ended March 31, 2023 increased compared to 2022, primarily due to increases in interest earned on margin loans, bank deposits and short-term U.S. treasury bills, partially offset by an increase in interest paid on CCA balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the three months ended March 31, 2023 increased compared to 2022, primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and a related increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Payout rate	86.19%	86.10%	9 bps
Our payout rate for the three months ended March 31, 2023 increased slightly compared to 2022, primarily due to increases in sales of higher-payout products.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Average number of employees	7,124	6,059	18%
Compensation and benefits expense for the three months ended March 31, 2023 increased by $41.5 million compared to 2022, primarily due to an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three months ended March 31, 2023 increased by $11.2 million compared to 2022, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three months ended March 31, 2023 increased by $9.1 million compared to 2022, primarily due to increased expense related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three months ended March 31, 2023 increased by $10.6 million compared to 2022, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of enterprises.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”), amortization of debt issuance costs and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three months ended March 31, 2023 increased by $12.0 million compared to 2022, primarily due to increases in interest rates associated with our Term Loan B. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Provision for Income Taxes
Our effective income tax rate was 23.8% and 22.9% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, state and federal settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. Our effective income tax rates for the three months ended March 31, 2023 and 2022 benefited from share-based compensation and option exercises during those periods, partially offset by settlement contingencies recognized during the three months ended March 31, 2022.
COVID-19 Impact
The COVID-19 pandemic has had a significant impact on global financial markets, and we continue to monitor for developments that could have a material effect on our operations. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for more information about the risks associated with COVID-19.
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
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be Corporate Cash. Corporate Cash, a component of cash and equivalents, is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, FRGIS and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Credit Agreement (which, in the case of LPL Financial and FRGIS, is net capital in excess of 10% of their aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.
We believe Corporate Cash is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. The following table presents the components of Corporate Cash (in thousands):

	March 31, 2023	December 31, 2022
Cash and equivalents	$469,785	$847,519
Cash at regulated subsidiaries	(408,288)	(392,571)
Excess cash at regulated subsidiaries per the Credit Agreement	172,705	4,439
Corporate Cash	$234,202	$459,387

Corporate Cash
Cash at Parent	$54,603	$448,180
Excess cash at regulated subsidiaries per the Credit Agreement	172,705	4,439
Cash at non-regulated subsidiaries	6,894	6,768
Corporate Cash	$234,202	$459,387
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining approximately $200.0 million in Corporate Cash, which covers approximately 18 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. LPL Financial paid no dividends to the Parent during the three months ended March 31, 2023 and $153.0 million of dividends to the Parent during the three months ended March 31, 2022.
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
Share Repurchases
We engage in a share repurchase program that was approved by our Board of Directors (the “Board”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 1,205,862 shares for a total of $275.0 million during the three months ended March 31, 2023. As of March 31, 2023 we had $1.7 billion remaining under our existing repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.

Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board, as well as certain limits under our Credit Agreement and the Indentures. The Board approved an increase to the quarterly cash dividend to $0.30 per share beginning in the first quarter of 2023. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at March 31, 2023. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at March 31, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$135	$865
Broker-dealer revolving credit facility	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
Our broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. LPL Financial, our primary broker-dealer subsidiary, computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions.

The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2023
LPL Financial LLC
Net capital	$236,393
Less: required net capital	14,941
Excess net capital	$221,452
Payment by our broker-dealer subsidiaries of dividends greater than 10% of their respective excess net capital during any 35-day rolling period requires approval from the Financial Industry Regulatory Authority (“FINRA”). In addition, each broker-dealer subsidiary’s ability to pay dividends would be restricted if its net capital would be less than 5% of aggregate customer debit balances.
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

As of March 31, 2023, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	March 31, 2023
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	1.34
Interest Coverage (Minimum)	3.00	15.60
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Contractual Obligations
During the three months ended March 31, 2023, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2022 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, for further detail.
Risk Management
In order to assist in the mitigation and control of operational risk, we have an enterprise risk management (“ERM”) framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
We employ an ERM framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. For a discussion of our ERM framework, please see the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
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
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2022 Annual Report on Form 10-K. In recent years, and during the periods presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, the U.S. Department of Labor and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2022 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Advisory	$954,057	$1,047,097
Asset-based:
Client cash	418,275	84,716
Other asset-based	203,473	211,685
Total asset-based	621,748	296,401
Commission:
Trailing	317,653	345,194
Sales-based	286,072	240,331
Total commission	603,725	585,525
Service and fee	118,987	112,812
Transaction	48,935	46,726
Interest income, net	37,358	7,745
Other	33,022	(30,613)
Total revenue	2,417,832	2,065,693
EXPENSE
Advisory and commission	1,370,634	1,374,134
Compensation and benefits	233,533	192,034
Promotional	98,223	87,002
Occupancy and equipment	60,173	51,112
Depreciation and amortization	56,054	45,454
Interest expense on borrowings	39,184	27,211
Brokerage, clearing and exchange	26,126	22,600
Amortization of other intangibles	24,092	21,196
Communications and data processing	17,675	15,127
Professional services	14,220	19,022
Other	33,421	37,422
Total expense	1,973,335	1,892,314
INCOME BEFORE PROVISION FOR INCOME TAXES	444,497	173,379
PROVISION FOR INCOME TAXES	105,613	39,635
NET INCOME	$338,884	$133,744
EARNINGS PER SHARE
Earnings per share, basic	$4.30	$1.67
Earnings per share, diluted	$4.24	$1.64
Weighted-average shares outstanding, basic	78,750	79,976
Weighted-average shares outstanding, diluted	79,974	81,572
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2023	December 31, 2022
Cash and equivalents	$469,785	$847,519
Cash and equivalents segregated under federal or other regulations	1,807,283	2,199,362
Restricted cash	105,587	90,389
Receivables from clients, net	582,055	561,569
Receivables from brokers, dealers and clearing organizations	51,596	56,276
Advisor loans, net	1,154,298	1,123,004
Other receivables, net	695,088	677,766
Investment securities	50,807	52,610
Property and equipment, net	816,496	780,357
Goodwill	1,765,890	1,642,468
Other intangibles, net	580,063	427,676
Other assets	1,088,857	1,023,230
Total assets	$9,167,805	$9,482,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,132,621	$2,694,929
Payables to brokers, dealers and clearing organizations	112,706	147,752
Accrued advisory and commission expenses payable	195,607	203,292
Corporate debt and other borrowings, net	2,850,791	2,717,444
Accounts payable and accrued liabilities	397,735	448,630
Other liabilities	1,285,412	1,102,627
Total liabilities	6,974,872	7,314,674
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,085,949 shares and 129,655,843 shares issued at March 31, 2023 and December 31, 2022, respectively	130	130
Additional paid-in capital	1,933,988	1,912,886
Treasury stock, at cost — 51,748,968 shares and 50,407,844 shares at March 31, 2023 and December 31, 2022, respectively	(3,159,714)	(2,846,536)
Retained earnings	3,418,529	3,101,072
Total stockholders’ equity	2,192,933	2,167,552
Total liabilities and stockholders’ equity	$9,167,805	$9,482,226

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	133,744	133,744
Issuance of common stock to settle restricted stock units	279	—	—	115	(20,962)	—	(20,962)
Treasury stock purchases	—	—	—	292	(50,006)	—	(50,006)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(20,013)	(20,013)
Stock option exercises and other	184	—	6,274	(15)	533	1,560	8,367
Share-based compensation	—	—	13,343	—	—	—	13,343
BALANCE — March 31, 2022	129,221	$129	$1,861,019	49,160	$(2,569,035)	$2,442,893	$1,735,006

	Three Months Ended March 31, 2023
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	338,884	338,884
Issuance of common stock to settle restricted stock units	368	—	—	148	(36,602)	—	(36,602)
Treasury stock purchases	—	—	—	1,206	(277,053)	—	(277,053)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,584)	(23,584)
Stock option exercises and other	62	—	2,466	(13)	477	2,157	5,100
Share-based compensation	—	—	18,636	—	—	—	18,636
BALANCE — March 31, 2023	130,086	$130	$1,933,988	51,749	$(3,159,714)	$3,418,529	$2,192,933

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,884	$133,744
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56,054	45,454
Amortization of other intangibles	24,092	21,196
Amortization of debt issuance costs	2,026	1,489
Share-based compensation	18,636	13,343
Provision for credit losses	3,347	4,222
Deferred benefit for income taxes	(96)	(219)
Loan forgiveness	49,036	43,554
Other	10,218	1,289
Changes in operating assets and liabilities:
Receivables from clients, net	(20,580)	(45,234)
Receivables from brokers, dealers and clearing organizations	4,680	(51,895)
Advisor loans, net	(84,418)	(51,605)
Other receivables, net	(16,457)	(6,042)
Investment securities - trading	461	6,701
Other assets	(52,258)	(38,607)
Client payables	(562,308)	(144,199)
Payables to brokers, dealers and clearing organizations	(35,046)	(20,882)
Accrued advisory and commission expenses payable	(9,513)	(11,495)
Accounts payable and accrued liabilities	(90,011)	(17,242)
Other liabilities	158,098	41,945
Operating lease assets	(765)	(634)
Net cash used in operating activities	(205,920)	(75,117)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101,252)	(73,545)
Acquisitions, net of cash acquired	(251,338)	—
Purchases of securities classified as held-to-maturity	—	(2,434)
Proceeds from maturities of securities classified as held-to-maturity	1,750	1,250
Net cash used in investing activities	(350,840)	(74,729)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	135,000	265,000
Repayments of revolving credit facilities	—	(355,000)
Repayment of senior secured term loans	(2,675)	(2,675)
Tax payments related to settlement of restricted stock units	(36,602)	(20,962)
Repurchase of common stock	(275,024)	(50,006)
Dividends on common stock	(23,584)	(20,013)
Proceeds from stock option exercises and other	5,100	8,367
Principal payment of finance leases and obligations	(70)	(157)
Net cash used in financing activities	(197,855)	(175,446)
NET DECREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(754,615)	(325,292)
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	3,137,270	2,072,364
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,382,655	$1,747,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$39,870	$24,426
Income taxes paid	$10,404	$5,125
Cash paid for amounts included in the measurement of operating lease liabilities	$6,436	$5,913
Cash paid for amounts included in the measurement of finance lease liabilities	$2,138	$2,228
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$23,753	$19,764
Lease assets obtained in exchange for operating lease liabilities	$1,700	$—

	March 31,
	2023	2022
Cash and equivalents	$469,785	$1,009,693
Cash and equivalents segregated under federal or other regulations	1,807,283	644,986
Restricted cash	105,587	92,393
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,382,655	$1,747,072
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
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC, along with their affiliate Financial Resources Group Investment Services, LLC (“FRGIS”), provide primary support for the Company’s employee advisor affiliation model.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals and other matters that affect the condensed consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the three months ended March 31, 2023 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2023	2022
Asset-based revenue
Client cash	$418,275	$84,716
Sponsorship programs	102,470	101,382
Recordkeeping	101,003	110,303
Total asset-based revenue	$621,748	$296,401
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2023	2022
Commission revenue
Annuities	$344,061	$299,734
Mutual funds	165,038	189,527
Fixed income	35,267	25,205
Equities	25,890	34,633
Other	33,469	36,426
Total commission revenue	$603,725	$585,525

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2023	2022
Commission revenue
Sales-based
Annuities	$162,176	$106,733
Mutual funds	37,477	47,545
Fixed income	35,267	25,205
Equities	25,890	34,633
Other	25,262	26,215
Total sales-based revenue	$286,072	$240,331
Trailing
Annuities	$181,885	$193,001
Mutual funds	127,561	141,982
Other	8,207	10,211
Total trailing revenue	$317,653	$345,194
Total commission revenue	$603,725	$585,525
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2023	2022
Service and fee revenue
Over time(1)	$93,029	$81,005
Point-in-time(2)	25,958	31,807
Total service and fee revenue	$118,987	$112,812
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, registration and account fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $138.1 million as of December 31, 2022 to $174.5 million as of March 31, 2023. The increase in unearned revenue for the three months ended March 31, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $136.2 million of revenue recognized during the three months ended March 31, 2023 that was included in the unearned revenue balance as of December 31, 2022.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 - ACQUISITIONS
Acquisition of Financial Resources Group Investment Services, LLC (“FRGIS”)
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office, in order to expand its addressable markets and complement organic growth. The transaction closed on January 31, 2023 for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. At March 31, 2023, the Company had provisionally allocated $123.4 million of the purchase price to goodwill, $55.8 million to definite-lived intangible assets, $41.3 million to liabilities for contingent consideration, $9.0 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition.
The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The intangible assets are comprised of $36.4 million of bank relationships and $19.4 million of advisor relationships, which were valued using the income approach and are included in the Advisor and enterprise relationships line item in Note 7 - Goodwill and Other Intangibles, Net. The fair value determination of bank and advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and discount rates.

Other Acquisitions
During the three months ended March 31, 2023, the Company also allocated $118.1 million to intangible assets acquired under its Liquidity & Succession solution and as part of the acquisition of Boenning & Scattergood’s Private Client Group on January 31, 2023. These transactions include potential contingent payments of up to $75.4 million, which may become payable over the next five years. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2023 or 2022.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2023 and December 31, 2022, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2023 and December 31, 2022, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2023 and December 31, 2022, the Company did not adjust prices received from the independent third-party pricing services.
Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include contingent consideration liabilities that are measured using Level 3 inputs.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using a scenario-based approach whereby the Company assesses the forecasted assets under management or number of future transactions. The contingent payments are estimated by applying assumptions, including forecasted volatility and discount rates, to the forecasted payments to calculate the fair value as of the valuation date. The Company evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management’s expectations.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$652	$—	$—	$652
Cash equivalents segregated under federal or other regulations	970,643	—	—	970,643
Investment securities — trading:
U.S. treasury obligations	24,088	—	—	24,088
Mutual funds	11,197	—	—	11,197
Equity securities	1,285	—	—	1,285
Money market funds	111	—	—	111
Debt securities	—	2	—	2
Total investment securities — trading	36,681	2	—	36,683
Other assets:
Deferred compensation plan	532,975	—	—	532,975
Fractional shares — investment(1)	132,751	—	—	132,751
Other investments	—	5,006	—	5,006
Total other assets:	665,726	5,006	—	670,732
Total assets at fair value	$1,673,702	$5,008	$—	$1,678,710
Liabilities
Accounts payable and accrued liabilities(2)	$—	$—	$45,280	$45,280
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	872	—	—	872
Debt securities	—	61	—	61
Total securities sold, but not yet purchased	872	61	—	933
Fractional shares — repurchase obligation(1)	132,751	—	—	132,751
Total other liabilities	133,623	61	—	133,684
Total liabilities at fair value	$133,623	$61	$45,280	$178,964
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s dividend reinvestment program (“DRIP”).
(2)Includes contingent consideration liabilities recorded in connection with acquisitions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,639	$—	$—	$13,639
Cash equivalents segregated under federal or other regulations	1,131,040	—	—	1,131,040
Investment securities - trading:
U.S. treasury obligations	24,402	—	—	24,402
Mutual funds	10,679	—	—	10,679
Equity securities	980	—	—	980
Debt securities	—	585	—	585
Money market funds	112	—	—	112
Total investment securities — trading	36,173	585	—	36,758
Other assets:
Deferred compensation plan	489,976	—	—	489,976
Fractional shares - investment(1)	122,253	—	—	122,253
Other investments	—	5,248	—	5,248
Total other assets	612,229	5,248	—	617,477
Total assets at fair value	$1,793,081	$5,833	$—	$1,798,914
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,860	$3,860
Other liabilities:
Securities sold, but not yet purchased:
Debt securities	—	61	—	61
Equity securities	20	—	—	20
Mutual funds	4	—	—	4
Total securities sold, but not yet purchased	24	61	—	85
Fractional shares - repurchase obligation(1)	122,253	—	—	122,253
Total other liabilities	122,277	61	—	122,338
Total liabilities at fair value	$122,277	$61	$3,860	$126,198
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

March 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$469,133	$469,133	$—	$—	$469,133
Cash segregated under federal or other regulations	836,640	836,640	—	—	836,640
Restricted cash	105,587	105,587	—	—	105,587
Receivables from clients, net	582,055	—	582,055	—	582,055
Receivables from brokers, dealers and clearing organizations	51,596	—	51,596	—	51,596
Advisor repayable loans, net(1)	286,502	—	—	215,805	215,805
Other receivables, net	695,088	—	695,088	—	695,088
Investment securities — held-to-maturity securities	14,124	—	13,867	—	13,867
Other assets:
Deferred compensation plan(2)	8,971	8,971	—	—	8,971
Securities borrowed	8,444	—	8,444	—	8,444
Other investments(3)	4,691	—	4,691	—	4,691
Total other assets	22,106	8,971	13,135	—	22,106
Liabilities
Client payables	$2,132,621	$—	$2,132,621	$—	$2,132,621
Payables to brokers, dealers and clearing organizations	112,706	—	112,706	—	112,706
Corporate debt and other borrowings, net	2,850,791	—	2,710,374	—	2,710,374

December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$833,880	$833,880	$—	$—	$833,880
Cash segregated under federal or other regulations	1,068,322	1,068,322	—	—	1,068,322
Restricted cash	90,389	90,389	—	—	90,389
Receivables from clients, net	561,569	—	561,569	—	561,569
Receivables from brokers, dealers and clearing organizations	56,276	—	56,276	—	56,276
Advisor repayable loans, net(1)	280,040	—	—	219,062	219,062
Other receivables, net	677,766	—	677,766	—	677,766
Investment securities - held-to-maturity securities	15,852	—	15,471	—	15,471
Other assets:
Securities borrowed	9,626	—	9,626	—	9,626
Deferred compensation plan(2)	6,343	6,343	—	—	6,343
Other investments(3)	4,647	—	4,647	—	4,647
Total other assets	20,616	6,343	14,273	—	20,616
Liabilities
Client payables	$2,694,929	$—	$2,694,929	$—	$2,694,929
Payables to brokers, dealers and clearing organizations	147,752	—	147,752	—	147,752
Corporate debt and other borrowings, net	2,717,444	—	2,530,011	—	2,530,011
__________________
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

The following table summarizes investment securities (in thousands):

	March 31, 2023	December 31, 2022
Trading securities - at fair value:
U.S. treasury obligations	$24,088	$24,402
Mutual funds	11,197	10,679
Equity securities	1,285	980
Money market funds	111	112
Debt securities	2	585
Total trading securities	$36,683	$36,758
Held-to-maturity securities - at amortized cost:
U.S. government notes	$14,124	$15,852
Total held-to-maturity securities	$14,124	$15,852
Total investment securities	$50,807	$52,610
At March 31, 2023, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$4,985	$9,139	$—	$—	$14,124
U.S. government notes — at fair value	$4,909	$8,958	$—	$—	$13,867
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2021	$1,642,443
Goodwill acquired	25
Balance at December 31, 2022	1,642,468
Goodwill acquired	123,422
Balance at March 31, 2023	$1,765,890

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of other intangibles, net were as follows at March 31, 2023 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and enterprise relationships	6.1	$910,509	$(559,090)	$351,419
Product sponsor relationships	2.9	234,086	(200,143)	33,943
Client relationships	12.7	178,333	(34,193)	144,140
Technology	5.2	19,040	(8,298)	10,742
Total definite-lived intangible assets, net		$1,341,968	$(801,724)	$540,244
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$580,063
_______________________________
(1)During the three months ended March 31, 2023, the Company allocated $118.1 million to intangible assets acquired under its Liquidity & Succession solution and the acquisition of Boenning & Scattergood’s Private Client Group. These intangible assets were comprised primarily of customer relationships with an assigned useful life of 14 years.
The components of other intangibles, net were as follows at December 31, 2022 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net:
Advisor and enterprise relationships	5.1	$809,872	$(542,415)	$267,457
Product sponsor relationships	3.2	234,086	(197,165)	36,921
Client relationships(1)	8.0	102,491	(30,318)	72,173
Technology	5.4	19,040	(7,734)	11,306
Total definite-lived intangibles, net		$1,165,489	$(777,632)	$387,857
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$427,676
_______________________________
(1)During the year ended December 31, 2022, the Company acquired client relationship intangible assets of $54.1 million as a result of acquisitions under its Liquidity & Succession solution. These acquisitions were accounted for as asset acquisitions with an assigned useful life of 9 years.
Total amortization of other intangibles was $24.1 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively. Future amortization is estimated as follows (in thousands):

2023 - remainder	$74,681
2024	99,347
2025	90,974
2026	52,717
2027	47,569
Thereafter	174,956
Total	$540,244

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Other assets:
Deferred compensation	$541,946	$496,319
Prepaid assets	152,844	144,607
Fractional shares — investment(1)	132,751	122,253
Deferred tax assets, net	99,093	98,997
Operating lease assets	90,674	92,534
Debt issuance costs, net	5,418	6,422
Other	66,131	62,098
Total other assets	$1,088,857	$1,023,230

Other liabilities:
Deferred compensation	$541,861	$497,736
Unearned revenue(2)	174,514	138,109
Fractional shares — repurchase obligation(1)	132,751	122,253
Operating lease liabilities	120,955	125,280
Finance lease liabilities	105,590	105,660
Other	209,741	113,589
Total other liabilities	$1,285,412	$1,102,627
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	March 31, 2023			December 31, 2022
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)(2)	$1,035,225	LIBOR+175 bps	6.41%	$1,037,900	LIBOR+175 bps	5.87%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	900,000	Fixed Rate	4.00%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	400,000	Fixed Rate	4.38%	5/15/2031
Total Corporate Debt	2,735,225			2,737,900
Less: Unamortized Debt Issuance Cost	(19,434)			(20,456)
Corporate debt, net	$2,715,791			$2,717,444
Other Borrowings
Revolving Credit Facility(2)(3)	135,000	ABR+25 bps	8.25%	—	LIBOR+25 bps	5.64%	3/15/2026
Broker-Dealer Revolving Credit Facility	—	SOFR+135 bps	6.22%	—	SOFR+135 bps	5.65%	8/3/2023
Unsecured, Uncommitted Lines of Credit	—	Rate Determined at Time of Borrowing	—%	—	Rate Determined at Time of Borrowing	—%	9/30/2023
Total other borrowings	$135,000			$—
Corporate Debt and Other Borrowings, Net	$2,850,791			$2,717,444
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)In March 2023, the Company amended its Credit Agreement to transition the Parent Revolving Credit Facility and Term Loan B from London Interbank Offered Rate (“LIBOR”)-based to Secured Overnight Financing Rate (“SOFR”)-based interest rates, which became effective in March and April 2023, respectively.
(3)Borrowings bear interest at a rate per annum of 125 basis points over SOFR plus 10 basis points or 25 basis points over the alternate base rate (PRIME rate).
The following table presents amounts outstanding and available under the Company’s external lines of credit at March 31, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$135	$865
Broker-dealer revolving credit facility	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Credit Agreement
On March 13, 2023, LPLFH and LPLH entered into a sixth amendment agreement to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, replaced LIBOR with SOFR. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2023, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over SOFR plus 10 basis points or 25 to 75 basis points over the alternate base rate (the greatest of (i) the NYFRB Rate plus 1/2 of 1%, (ii) the Prime Rate and (iii) the Adjusted Term SOFR Rate for a one month Interest Period plus 1%, each as defined in the Credit Agreement) depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Broker-Dealer Revolving Credit Facility
On August 4, 2022, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed senior unsecured revolving credit facility that matures on August 3, 2023 and allows for a maximum borrowing of up to $1.0 billion. This revolving credit facility replaced the $300.0 million credit facility that was due to mature on July 31, 2024. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the credit facility, LPL Financial incurred $1.9 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2023.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of March 31, 2023. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There were no balances outstanding under these lines at March 31, 2023 or December 31, 2022.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and enterprises, primarily to newly recruited advisors and enterprises to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or enterprise joining LPL Financial. LPL Financial had no significant unfunded loan commitments at March 31, 2023 or December 31, 2022.
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
In October 2022, the Company received a request for information from the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. The Company intends to cooperate fully with the SEC’s inquiry. The Company has estimated that it is reasonably possible that it could incur losses as a result of this request; however, the Company cannot estimate a possible loss or range of loss at this time. At this time, the Company does not believe that this request will have a material adverse effect on its results of operations, financial position or cash flows.
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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance — January 1	$74,071	$67,152
Losses incurred	9,047	9,126
Losses paid	(5,725)	(7,864)
Ending balance — March 31	$77,393	$68,414
Other Commitments
As of March 31, 2023, the Company had approximately $475.7 million of client margin loans that were collateralized with securities having a fair value of approximately $666.0 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $190.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2023, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $475.2 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $4.4 million and $4.5 million of trading securities pledged to the Options Clearing Corporation at March 31, 2023 and December 31, 2022, respectively, and $19.7 million and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at March 31, 2023 and December 31, 2022, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2023		2022
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$23.6	$0.25	$20.0
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the three months ended March 31, 2023 the Company repurchased 1,205,862 shares of common stock at a weighted-average price of $228.07 for a total of $275.0 million. As of March 31, 2023, the Company had $1.7 billion remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 12,800,659 shares remaining available for future issuance at March 31, 2023.
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2022	673,764	$53.45
Granted	—	$—
Exercised	(62,245)	$39.28
Forfeited and Expired	—	$—
Outstanding — March 31, 2023	611,519	$54.90	4.27	$90,201
Exercisable — March 31, 2023	611,519	$54.90	4.27	$90,201
Exercisable and expected to vest — March 31, 2023	611,519	$54.90	4.27	$90,201

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants as of March 31, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	64,119	$19.85	2.89	64,119	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	165,403	$39.48	3.91	165,403	$39.48
$45.01 - $65.00	72,274	$49.06	1.54	72,274	$49.06
$65.01 - $75.00	148,869	$65.50	4.87	148,869	$65.50
$75.01 - $80.00	160,854	$77.53	5.87	160,854	$77.53
	611,519	$54.90	4.27	611,519	$54.90
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three months ended March 31, 2023 and $0.2 million of expense during the three months ended March 31, 2022. As of March 31, 2023, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the three months ended March 31, 2023:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2022	814	$173.78	863,174		$148.75
Granted	173	$235.55	357,616		$220.20
Vested	—	$—	(367,688)		$107.60
Forfeited	—	$—	(7,536)		$186.86
Outstanding — March 31, 2023	987	$184.61	845,566	(1)	$196.52
Expected to vest — March 31, 2023	987	$184.61	693,495		$207.31
_______________________________
(1)    Includes 82,322 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $16.2 million and $11.9 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total unrecognized compensation cost for restricted stock awards and stock units was $115.3 million, which is expected to be recognized over a weighted-average remaining period of 2.36 years.
The Company also grants restricted stock units to its advisors and to enterprises. The Company recognized share-based compensation expense of $0.7 million and $0.6 million related to the vesting of these awards during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total unrecognized compensation cost for restricted stock units granted to advisors and enterprises was $4.4 million, which is expected to be recognized over a weighted-average remaining period of 1.97 years.

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

	Three Months Ended March 31,
	2023	2022
Net income	$338,884	$133,744

Basic weighted-average number of shares outstanding	78,750	79,976
Dilutive common share equivalents	1,224	1,596
Diluted weighted-average number of shares outstanding	79,974	81,572

Basic earnings per share	$4.30	$1.67
Diluted earnings per share	$4.24	$1.64
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended March 31, 2023 and 2022, stock options, warrants and stock units representing common share equivalents of 75,416 shares and 60,275 shares, respectively, were anti-dilutive.
NOTE 14 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that a broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority (“FINRA”) to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis.
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2023
LPL Financial LLC
Net capital	$236,393
Less: required net capital	14,941
Excess net capital	$221,452
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of March 31, 2023, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK
AND CONCENTRATIONS OF CREDIT RISK
LPL Financial may offer loans to new and existing advisors and enterprises to facilitate their relationship with LPL Financial, transition to LPL Financial’s platform or fund business development activities. LPL Financial may incur losses if advisors or enterprises do not fulfill their obligations with respect to these loans. To mitigate this risk, LPL Financial evaluates the performance and creditworthiness of the advisor or enterprise prior to offering repayable loans.
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
NOTE 16 - SUBSEQUENT EVENTS
The Company’s Board declared a cash dividend of $0.30 per share on the Company’s outstanding common stock to be paid on June 1, 2023 to all stockholders of record on May 18, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, to track the performance of our research models and in connection with our dividend reinvestment program. Trading securities are included in investment securities while securities sold, but not yet purchased are included in other liabilities on the condensed consolidated statements of financial condition and can include mutual funds, money market funds, debt securities and equity securities. We enter into market risk sensitive instruments for purposes other than trading, which are included in other assets on the condensed consolidated statements of financial condition and can include deferred compensation plan assets invested in life insurance, money market and other mutual funds, investments in fractional shares held by customers, and other non-traded real estate investment trusts and auction rate notes. Changes in the value of our market risk sensitive instruments may result from fluctuations in interest rates, credit ratings of the issuer, equity prices or a combination of these factors.
In facilitating client transactions, our trading securities and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Trading and Operations departments.
Positions held to meet clearing deposit requirements consist of U.S. government securities and equity securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlements group within our Trading and Operations departments.
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
As of March 31, 2023, the fair value of our trading securities was $36.7 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $670.7 million as of March 31, 2023. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2023, $1.2 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at March 31, 2023	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,035,225	$1,029	$2,571	$5,143	$10,285
Revolving Credit Facility	135,000	135	338	675	1,350
Variable Rate Debt Outstanding	$1,170,225	$1,164	$2,909	$5,818	$11,635
____________________
(†) Our interest rate for our Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods, the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
See Note 9 - Corporate Debt and Other Borrowings, Net within the notes to the condensed consolidated financial statements for additional information.
We offer our advisors and their clients two FDIC insured bank sweep vehicles and a client cash account (“CCA”) that are interest rate sensitive. Our FDIC insured sweep vehicles include an (1) insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. Clients earn interest on deposits in the ICA and the DCA while we earn a fee. The fees we earn from cash held in the ICA are based primarily on prevailing interest rates in the current interest rate environment. The fees we earn from the DCA are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap.
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
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We are subject to credit risk from certain loans extended to advisors and enterprises when we extend loans with repayment terms to facilitate advisors’ and enterprises’ transition to our platform or to fund business development activities. We are also subject to credit risk when a forgivable loan to an advisor or enterprise converts to repayable upon advisor termination or change in agreed upon terms.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three months ended March 31, 2023 and 2022. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
January 1, 2023 through January 31, 2023	439,209	$226.22	439,209	$1,900.7
February 1, 2023 through February 28, 2023	351,785	$243.58	351,785	$1,815.0
March 1, 2023 through March 31, 2023	414,868	$216.89	414,868	$1,725.0
Total	1,205,862		1,205,862
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
10.1
Sixth Amendment, dated March 13, 2023, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	May 2, 2023	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 2, 2023	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	May 2, 2023	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer