Form 10-Q
period 2023-06-30
LPL Financial Holdings Inc.
filed 2023-08-01
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 26, 2023 was 76,297,391.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at sec.gov.
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

These forward-looking statements reflect the Company’s expectations and objectives as of August 1, 2023. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•difficulties and delays in onboarding the assets of acquired or recruited advisors;

•disruptions in the businesses of the Company that could make it more difficult to maintain relationships with advisors and their clients;
•the choice by clients of acquired or recruited advisors not to open brokerage and/or advisory accounts at the Company;
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
•the failure to satisfy the closing conditions applicable to the Company’s acquisition of the assets of Crown Capital Securities, L.P., including receipt of transaction approval from the Financial Industry Regulatory Authority (“FINRA”);
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
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC, Financial Resources Group Investment Services, LLC and The Private Trust Company, N.A., in excess of the capital requirements of the Company’s Credit Agreement, which, in the case of LPL Financial LLC and Financial Resources Group Investment Services, LLC, is net capital in excess of 10% of their aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule, and (3) cash and equivalents held at non-regulated subsidiaries.
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
SEC: The U.S. Securities and Exchange Commission.
Uniform Net Capital Rule: Refers to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We serve nearly 22,000 financial advisors, including advisors at approximately 1,100 enterprises and at approximately 550 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. We offer integrated technology solutions; brokerage and advisory platforms; clearing, compliance, business and planning and advice services; consultative practice management programs and training; and in-house research to help our advisors run successful businesses.
We are steadfast in our commitment to the advisor-mediated model and the belief that investors deserve access to personalized guidance from a financial advisor. We believe advisors should have the freedom to choose the business model, services and technology they need and to manage their client relationships. We believe investors achieve better outcomes when working with a financial advisor, and we strive to make it easy for advisors to do what is best for their clients.
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
Significant Events
Entered into an agreement to acquire the assets of Crown Capital Securities, L.P. (“Crown Capital”)
On July 21, 2023, we entered into an agreement to acquire the assets of the wealth management business of Crown Capital, a firm with approximately 260 advisors who collectively serve approximately $6.5 billion of brokerage and advisory assets. The acquisition is expected to close in early 2024, subject to receipt of regulatory approval and other customary closing conditions.

Executive Summary
Financial Highlights
Results for the second quarter of 2023 included net income of $285.5 million, or $3.65 per diluted share, which compares to $160.5 million, or $1.97 per diluted share, for the second quarter of 2022.
Asset Trends
Total advisory and brokerage assets served were $1.2 trillion at June 30, 2023, compared to $1.1 trillion for the same period in 2022. Total net new assets were $21.7 billion for the three months ended June 30, 2023, compared to $37.2 billion for the same period in 2022.
Net new advisory assets were $18.1 billion for the three months ended June 30, 2023, compared to $11.4 billion for the same period in 2022. Advisory assets were $661.6 billion, or 53.3% of total advisory and brokerage assets served, at June 30, 2023, up 18% from $558.6 billion at June 30, 2022.
Net new brokerage assets were $3.6 billion for the three months ended June 30, 2023, compared to $25.8 billion for the same period in 2022. Brokerage assets were $578.6 billion at June 30, 2023, up 14% from $506.0 billion at June 30, 2022.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $989.8 million for the three months ended June 30, 2023, an increase of 39% from $711.1 million for the three months ended June 30, 2022. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended June 30, 2023, we paid stockholders cash dividends of $23.1 million and repurchased 1.8 million of our outstanding shares for a total of $350.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Operating Metrics (dollars in billions)(1)	2023	2023	2022
Advisory and Brokerage Assets(2)
Advisory assets	$661.6	$620.9	$558.6
Brokerage assets	578.6	554.3	506.0
Total Advisory and Brokerage Assets	$1,240.2	$1,175.2	$1,064.6
Advisory as a % of total Advisory and Brokerage Assets	53.3%	52.8%	52.5%

Net New Assets(3)
Net new advisory assets	$18.1	$14.6	$11.4
Net new brokerage assets	3.6	9.9	25.8
Total Net New Assets	$21.7	$24.5	$37.2

Organic Net New Assets
Organic net new advisory assets	$18.1	$13.7	$11.4
Organic net new brokerage assets	3.6	7.1	25.8
Total Organic Net New Assets	$21.7	$20.8	$37.2

Organic advisory net new assets annualized growth(4)	11.7%	9.4%	7.3%
Total organic net new assets annualized growth(4)	7.4%	7.5%	12.8%

Client Cash Balances
Insured cash account sweep	$36.0	$39.7	$40.8
Deposit cash account sweep	9.5	10.2	12.3
Total Bank Sweep	45.5	49.9	53.1
Money market sweep	2.3	2.6	15.0
Total Client Cash Sweep Held by Third Parties	47.9	52.5	68.1
Client cash account	2.1	2.1	1.5
Total Client Cash Balances	$50.0	$54.6	$69.6
Client Cash Balances as a % of Total Assets	4.0%	4.6%	6.5%

Net buy (sell) activity(5)	$32.3	$36.9	$5.3

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Business and Financial Metrics (dollars in millions)	2023	2023	2022
Advisors	21,942	21,521	20,871
Average total assets per advisor(6)	$56.5	$54.6	$51.0

Share repurchases	$350.0	$275.0	$50.0
Dividends	$23.1	$23.6	$20.0
Leverage ratio(7)	1.25	1.34	2.09

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2023	2022	2023	2022
Total revenue	$2,468.8	$2,038.9	$4,886.6	$4,104.6
Net income	$285.5	$160.5	$624.4	$294.3
Earnings per share (“EPS”), diluted	$3.65	$1.97	$7.90	$3.61
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$3.94	$2.24	$8.44	$4.20
Gross profit(9)	$989.8	$711.1	$2,009.8	$1,380.1
EBITDA(10)	$518.8	$310.7	$1,082.6	$577.9
Core G&A(11)	$337.0	$286.0	$663.2	$566.9
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
(5)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial.
(6)Calculated based on the end of period total advisory and brokerage assets divided by the end of period advisor count.
(7)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP financial measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the trailing twelve-month periods presented below (in millions):

	June 30,	March 31,	June 30,
Credit Agreement Net Debt Reconciliation	2023	2023	2022
Corporate debt and other borrowings	$3,019.6	$2,870.2	$2,743.3
Corporate Cash(12)	(325.5)	(234.2)	(241.5)
Credit Agreement Net Debt(†)	$2,694.1	$2,636.0	$2,501.8

	June 30,	March 31,	June 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2023	2023	2022
Net income	$1,175.8	$1,050.8	$505.4
Interest expense on borrowings	154.3	138.2	110.2
Provision for income taxes	383.5	331.9	154.8
Depreciation and amortization	220.3	210.4	173.1
Amortization of other intangibles	96.0	90.5	84.3
EBITDA(†)	$2,029.9	$1,821.9	$1,027.8
Credit Agreement Adjustments:
Acquisition costs and other	$35.9	$42.0	$86.9
Employee share-based compensation	58.4	55.3	45.8
M&A accretion(13)	36.4	42.0	32.1
Advisor share-based compensation	2.6	2.6	2.3
Credit Agreement EBITDA(†)	$2,163.2	$1,963.7	$1,194.9

	June 30,	March 31,	June 30,
	2023	2023	2022
Leverage Ratio	1.25	1.34	2.09
_______________________________
(†)    Totals may not foot due to rounding.

(8)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$285.5	$3.65	$160.5	$1.97	$624.4	$7.90	$294.3	$3.61
Amortization of other intangibles	26.7	0.34	21.2	0.26	50.8	0.64	42.4	0.52
Acquisition costs(14)	4.1	0.05	8.9	0.11	7.2	0.09	22.2	0.27
Tax benefit	(8.1)	(0.10)	(7.9)	(0.10)	(15.2)	(0.19)	(16.9)	(0.21)
Adjusted Net Income / Adjusted EPS(†)	$308.3	$3.94	$182.7	$2.24	$667.2	$8.44	$342.0	$4.20
Weighted-average shares outstanding, diluted	78.2		81.4		79.1		81.5
_______________________________
(†)    Totals may not foot due to rounding.
(9)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense; brokerage, clearing and exchange expense; and market fluctuations on employee deferred compensation. All other expense categories, including depreciation and amortization of property and equipment and amortization of other intangibles, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2023	2022	2023	2022
Total revenue	$2,468.8	$2,038.9	$4,886.6	$4,104.6
Advisory and commission expense	1,448.8	1,304.4	2,819.4	2,678.6
Brokerage, clearing and exchange expense	29.1	23.4	55.3	46.0
Employee deferred compensation(15)	1.1	—	2.2	—
Gross Profit(†)	$989.8	$711.1	$2,009.8	$1,380.1
_______________________________
(†)    Totals may not foot due to rounding.
(10)EBITDA is a non-GAAP financial measure defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation	2023	2022	2023	2022
Net income	$285.5	$160.5	$624.4	$294.3
Interest expense on borrowings	44.8	28.8	84.0	56.0
Provision for income taxes	103.3	51.8	208.9	91.4
Depreciation and amortization	58.4	48.5	114.4	93.9
Amortization of other intangibles	26.7	21.2	50.8	42.4
EBITDA(†)	$518.8	$310.7	$1,082.6	$577.9
_______________________________
(†)    Totals may not foot due to rounding.

(11)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; market fluctuations on employee deferred compensation; promotional (ongoing); employee share-based compensation; regulatory charges; and acquisition costs. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Core G&A Reconciliation	2023	2022	2023	2022
Total expense	$2,080.0	$1,826.6	$4,053.3	$3,718.9
Advisory and commission	(1,448.8)	(1,304.4)	(2,819.4)	(2,678.6)
Depreciation and amortization	(58.4)	(48.5)	(114.4)	(93.9)
Interest expense on borrowings	(44.8)	(28.8)	(84.0)	(56.0)
Brokerage, clearing and exchange	(29.1)	(23.4)	(55.3)	(46.0)
Amortization of other intangibles	(26.7)	(21.2)	(50.8)	(42.4)
Employee deferred compensation(15)	(1.1)	—	(2.2)	—
Total G&A(†)	471.0	400.4	927.2	802.1
Promotional (ongoing)(14)(16)	(106.5)	(83.8)	(207.7)	(171.2)
Employee share-based compensation	(16.8)	(13.7)	(34.7)	(26.4)
Regulatory charges	(6.6)	(8.1)	(14.3)	(15.4)
Acquisition costs(14)	(4.1)	(8.9)	(7.2)	(22.2)
Core G&A(†)	$337.0	$286.0	$663.2	$566.9
_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition.
(14)Acquisition costs include the costs to setup, onboard and integrate acquired entities. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition costs	2023	2022	2023	2022
Professional services	$2.6	$1.9	$4.2	$7.5
Compensation and benefits	1.0	6.7	1.9	12.3
Promotional(16)	0.3	—	0.5	1.9
Other	0.2	0.3	0.6	0.5
Acquisition costs	$4.1	$8.9	$7.2	$22.2
(15)During the first quarter of 2023, the Company updated its presentation of employee deferred compensation to be consistent with its presentation of advisor deferred compensation. This change has not been applied retroactively as the impact on prior periods was not material.
(16)Promotional (ongoing) for the three and six months ended June 30, 2023 includes $4.2 million and $7.4 million, respectively, of support costs related to full-time employees that are classified within Compensation and benefits expense in the condensed consolidated statements of income compared to $5.8 million and $8.1 million for the same periods in 2022. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
Legal and Regulatory Matters
The financial services industry is subject to extensive regulation by U.S. federal and state government agencies as well as various self-regulatory organizations. Compliance with all applicable laws and regulations involves a significant investment in time and resources, and we continue to invest in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations may affect our operations and/or financial condition. We seek to participate in the development of significant rules and regulations that govern our industry.
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
Our accruals, including those established through our captive insurance subsidiary at June 30, 2023, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisition activity includes the following:
•On January 31, 2023, we acquired Financial Resources Group Investment Services, LLC (“FRGIS”), an independent branch office and broker-dealer, for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing.
•We acquired intangible assets of $171.1 million as a result of other acquisitions, including acquisitions as part of our Liquidity & Succession solution under which we buy advisor practices, during the six months ended June 30, 2023.
•On July 21, 2023, we entered into an agreement to acquire the assets of the wealth management business of Crown Capital, a firm with approximately 260 advisors who collectively serve approximately $6.5 billion of brokerage and advisory assets. The acquisition is expected to close in early 2024, subject to receipt of regulatory approval and other customary closing conditions.
See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for further detail.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 2.4% in the second quarter of 2023 after growing at an annualized pace of 2.0% in the first quarter of 2023.
Although inflation, rising interest rates, and volatile global markets were all headwinds, the U.S. economy added roughly 730,000 jobs in the second quarter of this year. The unemployment rate averaged 3.6% in the second quarter of 2023, up slightly from the 3.5% average in the prior quarter, but still historically low, indicating a tight labor market. The equity and bond markets experienced volatility from an increasingly hawkish Federal Reserve (“Fed”) and uncertainty about future economic growth. The S&P 500 increased 8% and the Bloomberg Barclays U.S. Aggregate Bond Index decreased 0.9% during the second quarter of 2023.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. At the end of the second quarter of 2023, Fed policymakers increased the target range for the federal funds rate to 5.00% to 5.25%. To the extent they pursue tighter monetary policy, the Federal Open Market Committee members will take into account the cumulative impacts from higher rates, the inflation trajectory and global financial conditions.

Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.
Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
REVENUE
Advisory	$1,014,565	$1,001,851	1%	$1,968,622	$2,048,948	(4)%
Commission:
Trailing	323,925	320,883	1%	641,578	666,077	(4)%
Sales-based	298,961	252,493	18%	585,033	492,824	19%
Total commission	622,886	573,376	9%	1,226,611	1,158,901	6%
Asset-based:
Client cash	378,415	154,700	145%	796,690	239,416	n/m
Other asset-based	211,300	208,897	1%	414,773	420,582	(1)%
Total asset-based	589,715	363,597	62%	1,211,463	659,998	84%
Service and fee	123,122	112,802	9%	242,109	225,614	7%
Transaction	46,936	44,416	6%	95,871	91,142	5%
Interest income, net	37,972	10,121	n/m	75,330	17,866	n/m
Other	33,608	(67,276)	(150%)	66,630	(97,889)	(168%)
Total revenue	2,468,804	2,038,887	21%	4,886,636	4,104,580	19%
EXPENSE
Advisory and commission	1,448,763	1,304,422	11%	2,819,397	2,678,556	5%
Compensation and benefits	231,680	196,699	18%	465,213	388,733	20%
Promotional	102,565	78,027	31%	200,788	165,029	22%
Occupancy and equipment	65,005	55,906	16%	125,178	107,018	17%
Depreciation and amortization	58,377	48,453	20%	114,431	93,907	22%
Interest expense on borrowings	44,842	28,755	56%	84,026	55,966	50%
Brokerage, clearing and exchange	29,148	23,362	25%	55,274	45,962	20%
Amortization of other intangibles	26,741	21,168	26%	50,833	42,364	20%
Communications and data processing	20,594	16,223	27%	38,269	31,350	22%
Professional services	18,092	17,290	5%	32,312	36,312	(11)%
Other	34,178	36,261	(6%)	67,599	73,683	(8)%
Total expense	2,079,985	1,826,566	14%	4,053,320	3,718,880	9%
INCOME BEFORE PROVISION FOR INCOME TAXES	388,819	212,321	83%	833,316	385,700	116%
PROVISION FOR INCOME TAXES	103,299	51,776	100%	208,912	91,411	129%
NET INCOME	$285,520	$160,545	78%	$624,404	$294,289	112%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the six months ended June 30, 2023.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	June 30,
	2023	2022	$ Change	% Change
Corporate advisory assets	$442.1	$372.1	$70.0	19%
Independent RIA advisory assets	219.5	186.5	33.0	18%
Total advisory assets	$661.6	$558.6	$103.0	18%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance - Beginning of period	$620.9	$624.3	$583.1	$643.2
Net new advisory assets(1)	18.1	11.4	32.7	28.8
Market impact(2)	22.6	(77.1)	45.8	(113.4)
Balance - End of period	$661.6	$558.6	$661.6	$558.6
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
Advisory revenue increased during the three months ended June 30, 2023 and decreased during the six months ended June 30, 2023 as compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was due primarily to an increase in advisory asset balances related to market changes. The decrease in advisory revenue during the six months ended June 30, 2023 as compared to the same period in 2022 was due to decreases in average eligible advisory asset balances and fee rates. Market decreases during 2022 reduced eligible advisory asset balances at the beginning of 2023, resulting in lower average eligible advisory asset balances for the six months ended June 30, 2023 compared to the same period in 2022.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Trailing	$323,925	$320,883	$3,042	1%	$641,578	$666,077	$(24,499)	(4)%
Sales-based	298,961	252,493	46,468	18%	585,033	492,824	92,209	19%
Total commission revenue	$622,886	$573,376	$49,510	9%	$1,226,611	$1,158,901	$67,710	6%
The decrease in trailing commission revenue for the six months ended June 30, 2023 compared to 2022 was primarily due to volatility-driven declines in trail eligible annuities and mutual funds during the period. The increase in sales-based commission revenue for the three and six months ended June 30, 2023 compared to 2022 was primarily driven by an increase in sales of annuities as a result of the higher interest rate environment, partially offset by a decrease in sales of mutual funds and equities.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance - Beginning of period	$554.3	$538.8	$527.7	$563.2
Net new brokerage assets(1)	3.6	25.8	13.5	26.0
Market impact(2)	20.7	(58.6)	37.4	(83.2)
Balance - End of period	$578.6	$506.0	$578.6	$506.0
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
Asset-based revenue for the three and six months ended June 30, 2023 increased by $226.1 million and $551.5 million compared to 2022, due primarily to an increase in client cash revenue. Client cash revenue for the three and six months ended June 30, 2023 increased compared to 2022 due to increases to the federal funds effective rate, partially offset by lower average client cash balances during the three and six months ended June 30, 2023 as compared to 2022. For the three months ended June 30, 2023, our average client cash balances decreased to

$49.0 billion compared to $63.2 billion in 2022. For the six months ended June 30, 2023, our average client cash balances decreased to $52.3 billion compared to $60.4 billion in 2022.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and six months ended June 30, 2023 increased compared to 2022, primarily due to increases in IRA custodian fees, business services and planning and advice services fees, and fees relating to confirmations and error and omission insurance.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and six months ended June 30, 2023 increased compared to 2022, primarily due to increases in the number of transactions and transaction charges for fixed income products, partially offset by a decrease in charges for managed assets.
Interest Income, net
We earn interest income primarily from client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and six months ended June 30, 2023 increased compared to 2022, primarily due to increases in interest earned on bank deposits, short-term U.S. treasury bills and margin loans, partially offset by an increase in interest paid on CCA balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the three and six months ended June 30, 2023 increased compared to 2022, primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and a related increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Payout rate	86.70%	86.97%	(27 bps)	86.45%	86.53%	(8 bps)
Our payout rate for the three and six months ended June 30, 2023 decreased slightly compared to 2022, primarily due to the effect of the FRGIS acquisition and lower production bonus.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Average number of employees	7,457	6,107	22%	7,291	6,083	20%
Compensation and benefits expense for the three and six months ended June 30, 2023 increased by $35.0 million and $76.5 million compared to 2022, primarily due to an increase in average headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and six months ended June 30, 2023 increased by $24.5 million and $35.8 million compared to 2022, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and six months ended June 30, 2023 increased by $9.1 million and $18.2 million compared to 2022, primarily due to increased expense related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and six months ended June 30, 2023 increased by $9.9 million and $20.5 million compared to 2022, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of enterprises.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes and senior secured Term Loan B (“Term Loan B”), amortization of debt issuance costs and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and six months ended June 30, 2023 increased by $16.1 million and $28.1 million compared to 2022, primarily due to increased interest rates on our Term Loan B and revolving credit facilities and higher outstanding balances on LPL Holdings, Inc.’s revolving credit facility. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Provision for Income Taxes
Our effective income tax rate was 26.6% and 24.4% for the three months ended June 30, 2023 and 2022, respectively, and 25.1% and 23.7% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. These additional tax expenses are partially offset by the benefit of tax credits as well as share-based compensation vesting and exercises. The increase in our effective tax rate for the three- and six-month periods ended June 30, 2023 was primarily driven by less tax benefits related to share-based-compensation during 2023.
Liquidity and Capital Resources
We have established liquidity and capital policies intended to support the execution of strategic initiatives while meeting regulatory capital requirements and maintaining ongoing and sufficient liquidity. We believe liquidity is of critical importance to the Company and, in particular, to LPL Financial, our primary broker-dealer subsidiary. The objective of our policies is to ensure that we can meet our strategic, operational and regulatory liquidity and capital requirements under both normal operating conditions and under periods of stress in the financial markets.

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
Parent Company Liquidity
LPL Holdings, Inc. (the “Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be Corporate Cash. Corporate Cash, a component of cash and equivalents, is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, FRGIS and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Credit Agreement (which, in the case of LPL Financial and FRGIS, is net capital in excess of 10% of their aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.
We believe Corporate Cash is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. The following table presents the components of Corporate Cash (in thousands):

	June 30, 2023	December 31, 2022
Cash and equivalents	$761,187	$847,519
Cash at regulated subsidiaries	(648,981)	(392,571)
Excess cash at regulated subsidiaries per the Credit Agreement	213,254	4,439
Corporate Cash	$325,460	$459,387

Corporate Cash
Cash at the Parent	$104,967	$448,180
Excess cash at regulated subsidiaries per the Credit Agreement	213,254	4,439
Cash at non-regulated subsidiaries	7,239	6,768
Corporate Cash	$325,460	$459,387
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining approximately $200.0 million in Corporate Cash, which covers approximately 18 months of principal and interest due on our corporate debt. As of June 30, 2023, the Parent maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of liquidity for the Parent. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the six months ended June 30, 2023 and 2022, LPL Financial paid dividends of $395.0 million and $328.0 million to the Parent, respectively.
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
We regularly evaluate our existing indebtedness, including potential refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of June 30, 2023, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2023 and 2026, which makes us less dependent on capital markets in the near-term.
Share Repurchases
We engage in a share repurchase program that was approved by our Board of Directors (the “Board”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 2,982,985 shares for a total of $625 million during the six months ended June 30, 2023. As of June 30, 2023 we had $1.4 billion remaining under our existing repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
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
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at June 30, 2023. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at June 30, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility(1)	LPL Holdings, Inc.	March 2026	$287	$713
Broker-dealer revolving credit facility(2)	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
_______________________________
(1)On July 18, 2023, LPL Holdings, Inc. amended its revolving credit facility to increase the maximum borrowing from $1.0 billion to $2.0 billion. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional details.
(2)On July 18, 2023, LPL Financial LLC renewed its revolving credit facility and extended the maturity date to July 16, 2024. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional details.
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
We may sometimes be required to fund capital requirements necessary to effect client transactions in securities markets and cash sweep balances held at third-party banks that arise from the delayed receipt of client funds. These capital requirements are funded either with internally generated cash flows or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial or one of our revolving credit facilities.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2023
LPL Financial LLC
Net capital	$279,982
Less: required net capital	16,154
Excess net capital	$263,828
Payment by our broker-dealer subsidiaries of dividends greater than 10% of their respective excess net capital during any 35-day rolling period requires approval from FINRA. In addition, each broker-dealer subsidiary’s ability to pay dividends would be restricted if its net capital would be less than 5% of aggregate customer debit balances.
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
As of June 30, 2023, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	June 30, 2023
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)(1)	5.00	1.25
Interest Coverage (Minimum)	3.00	15.19
_______________________________
(1)On July 18, 2023, LPL Holdings, Inc. amended its revolving credit facility to, among other things, decrease the maximum Leverage Ratio to 4.00. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional details.
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Contractual Obligations
During the six months ended June 30, 2023, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2022 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Advisory	$1,014,565	$1,001,851	$1,968,622	$2,048,948
Commission:
Trailing	323,925	320,883	641,578	666,077
Sales-based	298,961	252,493	585,033	492,824
Total commission	622,886	573,376	1,226,611	1,158,901
Asset-based:
Client cash	378,415	154,700	796,690	239,416
Other asset-based	211,300	208,897	414,773	420,582
Total asset-based	589,715	363,597	1,211,463	659,998
Service and fee	123,122	112,802	242,109	225,614
Transaction	46,936	44,416	95,871	91,142
Interest income, net	37,972	10,121	75,330	17,866
Other	33,608	(67,276)	66,630	(97,889)
Total revenue	2,468,804	2,038,887	4,886,636	4,104,580
EXPENSE
Advisory and commission	1,448,763	1,304,422	2,819,397	2,678,556
Compensation and benefits	231,680	196,699	465,213	388,733
Promotional	102,565	78,027	200,788	165,029
Occupancy and equipment	65,005	55,906	125,178	107,018
Depreciation and amortization	58,377	48,453	114,431	93,907
Interest expense on borrowings	44,842	28,755	84,026	55,966
Brokerage, clearing and exchange	29,148	23,362	55,274	45,962
Amortization of other intangibles	26,741	21,168	50,833	42,364
Communications and data processing	20,594	16,223	38,269	31,350
Professional services	18,092	17,290	32,312	36,312
Other	34,178	36,261	67,599	73,683
Total expense	2,079,985	1,826,566	4,053,320	3,718,880
INCOME BEFORE PROVISION FOR INCOME TAXES	388,819	212,321	833,316	385,700
PROVISION FOR INCOME TAXES	103,299	51,776	208,912	91,411
NET INCOME	$285,520	$160,545	$624,404	$294,289
EARNINGS PER SHARE
Earnings per share, basic	$3.70	$2.01	$8.01	$3.68
Earnings per share, diluted	$3.65	$1.97	$7.90	$3.61
Weighted-average shares outstanding, basic	77,234	79,947	77,988	79,961
Weighted-average shares outstanding, diluted	78,194	81,410	79,083	81,493
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
Cash and equivalents	$761,187	$847,519
Cash and equivalents segregated under federal or other regulations	1,548,065	2,199,362
Restricted cash	103,741	90,389
Receivables from clients, net	579,143	561,569
Receivables from brokers, dealers and clearing organizations	66,924	56,276
Advisor loans, net	1,230,477	1,123,004
Other receivables, net	670,998	677,766
Investment securities	50,080	52,610
Property and equipment, net	850,139	780,357
Goodwill	1,772,162	1,642,468
Other intangibles, net	606,180	427,676
Other assets	1,153,100	1,023,230
Total assets	$9,392,196	$9,482,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,088,669	$2,694,929
Payables to brokers, dealers and clearing organizations	155,985	147,752
Accrued advisory and commission expenses payable	208,314	203,292
Corporate debt and other borrowings, net	3,001,136	2,717,444
Accounts payable and accrued liabilities	421,043	448,630
Other liabilities	1,394,983	1,102,627
Total liabilities	7,270,130	7,314,674
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,141,562 shares and 129,655,843 shares issued at June 30, 2023 and December 31, 2022, respectively	130	130
Additional paid-in capital	1,952,828	1,912,886
Treasury stock, at cost — 53,515,229 shares and 50,407,844 shares at June 30, 2023 and December 31, 2022, respectively	(3,514,364)	(2,846,536)
Retained earnings	3,683,472	3,101,072
Total stockholders’ equity	2,122,066	2,167,552
Total liabilities and stockholders’ equity	$9,392,196	$9,482,226

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2022	129,221	$129	$1,861,019	49,160	$(2,569,035)	$2,442,893	$1,735,006
Net income	—	—	—	—	—	160,545	160,545
Issuance of common stock to settle restricted stock units	32	—	—	13	(2,397)	—	(2,397)
Treasury stock purchases	—	—	—	272	(50,005)	—	(50,005)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(19,982)	(19,982)
Stock option exercises and other	113	—	3,975	(17)	639	1,961	6,575
Share-based compensation	—	—	14,318	—	—	—	14,318
BALANCE — June 30, 2022	129,366	$129	$1,879,312	49,428	$(2,620,798)	$2,585,417	$1,844,060

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2023	130,086	$130	$1,933,988	51,749	$(3,159,714)	$3,418,529	$2,192,933
Net income	—	—	—	—	—	285,520	285,520
Issuance of common stock to settle restricted stock units	28	—	—	10	(1,994)	—	(1,994)
Treasury stock purchases	—	—	—	1,777	(353,405)	—	(353,405)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,139)	(23,139)
Stock option exercises and other	28	—	1,422	(21)	749	2,562	4,733
Share-based compensation	—	—	17,418	—	—	—	17,418
BALANCE — June 30, 2023	130,142	$130	$1,952,828	53,515	$(3,514,364)	$3,683,472	$2,122,066

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	294,289	294,289
Issuance of common stock to settle restricted stock units	311	—	—	128	(23,359)	—	(23,359)
Treasury stock purchases	—	—	—	564	(100,011)	—	(100,011)
Cash dividends on common stock - $0.50 per share	—	—	—	—	—	(39,995)	(39,995)
Stock option exercises and other	297	—	10,249	(32)	1,172	3,521	14,942
Share-based compensation	—	—	27,661	—	—	—	27,661
BALANCE — June 30, 2022	129,366	$129	$1,879,312	49,428	$(2,620,798)	$2,585,417	$1,844,060

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	624,404	624,404
Issuance of common stock to settle restricted stock units	396	—	—	158	(38,596)	—	(38,596)
Treasury stock purchases	—	—		2,983	(630,458)	—	(630,458)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(46,723)	(46,723)
Stock option exercises and other	90	—	3,888	(34)	1,226	4,719	9,833
Share-based compensation	—	—	36,054	—	—	—	36,054
BALANCE — June 30, 2023	130,142	$130	$1,952,828	53,515	$(3,514,364)	$3,683,472	$2,122,066
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$624,404	$294,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	114,431	93,907
Amortization of other intangibles	50,833	42,364
Amortization of debt issuance costs	4,051	2,977
Share-based compensation	36,054	27,661
Provision for credit losses	7,834	7,840
Deferred benefit for income taxes	(142)	(305)
Loan forgiveness	100,891	88,069
Other	11,400	875
Changes in operating assets and liabilities:
Receivables from clients, net	(17,701)	(116,476)
Receivables from brokers, dealers and clearing organizations	(10,648)	30,948
Advisor loans, net	(217,793)	(161,539)
Other receivables, net	4,328	(20,325)
Investment securities - trading	2,211	3,164
Other assets	(87,539)	(50,318)
Client payables	(606,260)	(213,850)
Payables to brokers, dealers and clearing organizations	8,233	(15,210)
Accrued advisory and commission expenses payable	3,194	(22,688)
Accounts payable and accrued liabilities	(61,614)	71,813
Other liabilities	232,304	(64,733)
Operating lease assets	(1,578)	(899)
Net cash provided by (used in) in operating activities	196,893	(2,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(202,395)	(149,805)
Acquisitions, net of cash acquired	(300,320)	(19,913)
Purchases of securities classified as held-to-maturity	(2,442)	(4,919)
Proceeds from maturities of securities classified as held-to-maturity	3,000	2,500
Net cash used in investing activities	(502,157)	(172,137)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	607,000	465,000
Repayments of revolving credit facilities	(320,000)	(555,000)
Repayment of senior secured term loans	(5,350)	(5,350)
Tax payments related to settlement of restricted stock units	(38,596)	(23,359)
Repurchase of common stock	(625,059)	(100,011)
Dividends on common stock	(46,723)	(39,995)
Proceeds from stock option exercises and other	9,833	14,942
Principal payment of finance leases and obligations	(118)	(290)
Net cash used in financing activities	(419,013)	(244,063)
NET DECREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(724,277)	(418,636)
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	3,137,270	2,072,364
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,412,993	$1,653,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$84,000	$53,936
Income taxes paid	$75,239	$92,727
Cash paid for amounts included in the measurement of operating lease liabilities	$13,781	$12,052
Cash paid for amounts included in the measurement of finance lease liabilities	$4,276	$4,477
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$13,317	$31,969
Lease assets obtained in exchange for operating lease liabilities	$10,408	$7,837

	June 30,
	2023	2022
Cash and equivalents	$761,187	$700,395
Cash and equivalents segregated under federal or other regulations	1,548,065	863,500
Restricted cash	103,741	89,833
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,412,993	$1,653,728
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at enterprises (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer personalized financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH” or “Parent”) is an intermediate holding company and directly or indirectly owns 100% of the issued and outstanding equity interests of all of LPLFH’s indirect subsidiaries, including a captive insurance subsidiary (the “Captive Insurance Subsidiary”) that underwrites insurance for various legal and regulatory risks of the Company.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals and other matters that affect the condensed consolidated financial statements and related disclosures. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the six months ended June 30, 2023 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commission revenue
Annuities	$358,845	$311,263	$702,906	$610,997
Mutual funds	165,194	168,234	330,232	357,761
Fixed income	36,183	29,013	71,450	54,218
Equities	27,474	29,909	53,364	64,542
Other	35,190	34,957	68,659	71,383
Total commission revenue	$622,886	$573,376	$1,226,611	$1,158,901
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commission revenue
Trailing
Annuities	$186,305	$181,892	$368,190	$374,893
Mutual funds	128,763	128,712	256,324	270,694
Other	8,857	10,279	17,064	20,490
Total trailing revenue	$323,925	$320,883	$641,578	$666,077
Sales-based
Annuities	$172,540	$129,371	$334,716	$236,104
Mutual funds	36,431	39,522	73,908	87,067
Fixed income	36,183	29,013	71,450	54,218
Equities	27,474	29,909	53,364	64,542
Other	26,333	24,678	51,595	50,893
Total sales-based revenue	$298,961	$252,493	$585,033	$492,824
Total commission revenue	$622,886	$573,376	$1,226,611	$1,158,901

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asset-based revenue
Client cash	$378,415	$154,700	$796,690	$239,416
Sponsorship programs	109,256	104,593	211,726	205,975
Recordkeeping	102,044	104,304	203,047	214,607
Total asset-based revenue	$589,715	$363,597	$1,211,463	$659,998
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service and fee revenue
Over time(1)	$94,587	$88,741	$187,616	$169,746
Point-in-time(2)	28,535	24,061	54,493	55,868
Total service and fee revenue	$123,122	$112,802	$242,109	$225,614
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, registration and account fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $138.1 million as of December 31, 2022 to $173.0 million as of June 30, 2023. The increase in unearned revenue for the six months ended June 30, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $136.4 million of revenue recognized during the six months ended June 30, 2023 that was included in the unearned revenue balance as of December 31, 2022.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 - ACQUISITIONS
Acquisition of Financial Resources Group Investment Services, LLC
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office, in order to expand its addressable markets and complement organic growth. The transaction closed on January 31, 2023 for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. At June 30, 2023, the Company had provisionally allocated $129.7 million of the purchase price to goodwill, $53.5 million to definite-lived intangible assets, $45.4 million to liabilities for contingent consideration, $9.0 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition.
The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The intangible assets are comprised of $34.7 million of bank relationships and $18.8 million of advisor relationships, which were valued using the income approach and are included in the Advisor and enterprise relationships line item in Note 7 - Goodwill and Other Intangibles, Net. The fair value determination of bank and advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and discount rates.

Other Acquisitions
During the six months ended June 30, 2023, the Company also allocated $171.1 million to intangible assets acquired under its Liquidity & Succession solution and as part of the acquisition of Boenning & Scattergood’s Private Client Group on January 31, 2023. These transactions include potential contingent payments of up to $91.6 million, which may become payable over the next five years. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2023 or 2022.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2023 and December 31, 2022, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2023 and December 31, 2022, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2023 and December 31, 2022, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$652	$—	$—	$652
Cash equivalents segregated under federal or other regulations	546,614	—	—	546,614
Investment securities — trading:
U.S. treasury obligations	24,367	—	—	24,367
Mutual funds	9,059	—	—	9,059
Equity securities	1,096	—	—	1,096
Money market funds	109	—	—	109
Debt securities	—	101	—	101
Total investment securities — trading	34,631	101	—	34,732
Other assets:
Deferred compensation plan	588,966	—	—	588,966
Fractional shares — investment(1)	147,084	—	—	147,084
Other investments	—	4,894	—	4,894
Total other assets:	736,050	4,894	—	740,944
Total assets at fair value	$1,317,947	$4,995	$—	$1,322,942
Liabilities
Accounts payable and accrued liabilities(2)	$—	$—	$49,387	$49,387
Other liabilities:
Securities sold, but not yet purchased:
Mutual funds	45	—	—	45
Debt securities	—	41	—	41
Equity securities	16	—	—	16
Total securities sold, but not yet purchased	61	41	—	102
Fractional shares — repurchase obligation(1)	147,084	—	—	147,084
Total other liabilities	147,145	41	—	147,186
Total liabilities at fair value	$147,145	$41	$49,387	$196,573
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s dividend reinvestment program (“DRIP”).
(2)Includes contingent consideration liabilities recorded in connection with acquisitions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,639	$—	$—	$13,639
Cash equivalents segregated under federal or other regulations	1,131,040	—	—	1,131,040
Investment securities — trading:
U.S. treasury obligations	24,402	—	—	24,402
Mutual funds	10,679	—	—	10,679
Equity securities	980	—	—	980
Debt securities	—	585	—	585
Money market funds	112	—	—	112
Total investment securities — trading	36,173	585	—	36,758
Other assets:
Deferred compensation plan	489,976	—	—	489,976
Fractional shares — investment(1)	122,253	—	—	122,253
Other investments	—	5,248	—	5,248
Total other assets	612,229	5,248	—	617,477
Total assets at fair value	$1,793,081	$5,833	$—	$1,798,914
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,860	$3,860
Other liabilities:
Securities sold, but not yet purchased:
Debt securities	—	61	—	61
Equity securities	20	—	—	20
Mutual funds	4	—	—	4
Total securities sold, but not yet purchased	24	61	—	85
Fractional shares — repurchase obligation(1)	122,253	—	—	122,253
Total other liabilities	122,277	61	—	122,338
Total liabilities at fair value	$122,277	$61	$3,860	$126,198
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

June 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$760,535	$760,535	$—	$—	$760,535
Cash segregated under federal or other regulations	1,001,451	1,001,451	—	—	1,001,451
Restricted cash	103,741	103,741	—	—	103,741
Receivables from clients, net	579,143	—	579,143	—	579,143
Receivables from brokers, dealers and clearing organizations	66,924	—	66,924	—	66,924
Advisor repayable loans, net(1)	296,682	—	—	223,351	223,351
Other receivables, net	670,998	—	670,998	—	670,998
Investment securities — held-to-maturity securities	15,348	—	14,961	—	14,961
Other assets:
Securities borrowed	13,331	—	13,331	—	13,331
Deferred compensation plan(2)	6,462	6,462	—	—	6,462
Other investments(3)	4,692	—	4,692	—	4,692
Total other assets	24,485	6,462	18,023	—	24,485
Liabilities
Client payables	$2,088,669	$—	$2,088,669	$—	$2,088,669
Payables to brokers, dealers and clearing organizations	155,985	—	155,985	—	155,985
Corporate debt and other borrowings, net	3,001,136	—	2,827,615	—	2,827,615

December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$833,880	$833,880	$—	$—	$833,880
Cash segregated under federal or other regulations	1,068,322	1,068,322	—	—	1,068,322
Restricted cash	90,389	90,389	—	—	90,389
Receivables from clients, net	561,569	—	561,569	—	561,569
Receivables from brokers, dealers and clearing organizations	56,276	—	56,276	—	56,276
Advisor repayable loans, net(1)	280,040	—	—	219,062	219,062
Other receivables, net	677,766	—	677,766	—	677,766
Investment securities - held-to-maturity securities	15,852	—	15,471	—	15,471
Other assets:
Securities borrowed	9,626	—	9,626	—	9,626
Deferred compensation plan(2)	6,343	6,343	—	—	6,343
Other investments(3)	4,647	—	4,647	—	4,647
Total other assets	20,616	6,343	14,273	—	20,616
Liabilities
Client payables	$2,694,929	$—	$2,694,929	$—	$2,694,929
Payables to brokers, dealers and clearing organizations	147,752	—	147,752	—	147,752
Corporate debt and other borrowings, net	2,717,444	—	2,530,011	—	2,530,011
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

The following table summarizes investment securities (in thousands):

	June 30, 2023	December 31, 2022
Trading securities — at fair value:
U.S. treasury obligations	$24,367	$24,402
Mutual funds	9,059	10,679
Equity securities	1,096	980
Money market funds	109	112
Debt securities	101	585
Total trading securities	$34,732	$36,758
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,348	$15,852
Total held-to-maturity securities	$15,348	$15,852
Total investment securities	$50,080	$52,610
At June 30, 2023, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$4,974	$10,374	$—	$—	$15,348
U.S. government notes — at fair value	$4,881	$10,080	$—	$—	$14,961
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2021	$1,642,443
Goodwill acquired	25
Balance at December 31, 2022	1,642,468
Goodwill acquired	129,694
Balance at June 30, 2023	$1,772,162

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of other intangibles, net were as follows at June 30, 2023 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and enterprise relationships	5.9	$908,130	$(577,246)	$330,884
Product sponsor relationships	2.7	234,086	(203,120)	30,966
Client relationships	12.8	233,570	(39,237)	194,333
Technology	5.0	19,040	(8,862)	10,178
Total definite-lived intangible assets, net		$1,394,826	$(828,465)	$566,361
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$606,180
_______________________________
(1)During the six months ended June 30, 2023, the Company allocated $171.1 million to intangible assets acquired under its Liquidity & Succession solution and the acquisition of Boenning & Scattergood’s Private Client Group. These intangible assets were comprised primarily of customer relationships with an assigned useful life of 14 years.
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
Total amortization of other intangibles was $26.7 million and $21.2 million for the three months ended June 30, 2023 and 2022, respectively, and $50.8 million and $42.4 million for the six months ended June 30, 2023 and 2022, respectively. Future amortization is estimated as follows (in thousands):

2023 - remainder	$51,664
2024	102,986
2025	94,613
2026	56,356
2027	51,207
Thereafter	209,535
Total	$566,361

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Other assets:
Deferred compensation	$595,428	$496,319
Prepaid assets	136,457	144,607
Fractional shares — investment(1)	147,084	122,253
Deferred tax assets, net	99,139	98,997
Operating lease assets	94,830	92,534
Debt issuance costs, net	4,413	6,422
Other	75,749	62,098
Total other assets	$1,153,100	$1,023,230

Other liabilities:
Deferred compensation	$595,946	$497,736
Unearned revenue(2)	172,957	138,109
Fractional shares — repurchase obligation(1)	147,084	122,253
Operating lease liabilities	126,034	125,280
Finance lease liabilities	105,542	105,660
Other	247,420	113,589
Total other liabilities	$1,394,983	$1,102,627
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	June 30, 2023			December 31, 2022
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)(2)	$1,032,550	SOFR+185 bps	7.010%	$1,037,900	LIBOR+175 bps	5.870%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
Total Corporate Debt	2,732,550			2,737,900
Less: Unamortized Debt Issuance Cost	(18,414)			(20,456)
Corporate debt, net	$2,714,136			$2,717,444
Other Borrowings
Revolving Credit Facility(2)(3)	287,000	ABR+25 bps / SOFR+135 bps	7.363%	—	LIBOR+25 bps	5.642%	3/15/2026
Broker-Dealer Revolving Credit Facility	—	SOFR+135 bps	6.440%	—	SOFR+135 bps	5.650%	8/3/2023
Unsecured, Uncommitted Lines of Credit	—	Rate Determined at Time of Borrowing	—%	—	Rate Determined at Time of Borrowing	—%	9/30/2023
Total other borrowings	$287,000			$—
Corporate Debt and Other Borrowings, Net	$3,001,136			$2,717,444
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)In March 2023, the Company amended its Credit Agreement to transition the Parent Revolving Credit Facility and Term Loan B from London Interbank Offered Rate (“LIBOR”)-based to Secured Overnight Financing Rate (“SOFR”)-based interest rates, which became effective in March and April 2023, respectively.
(3)The Parent’s outstanding balance at June 30, 2023 was comprised of an alternate base rate (“ABR”)-based balance of $128.0 million with the applicable margin of ABR + 25 bps (8.500%) and a SOFR-based balance of $159.0 million with the applicable margin of SOFR + 135 bps (6.448%).
The following table presents amounts outstanding and available under the Company’s external lines of credit at June 30, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$287	$713
Broker-dealer revolving credit facility	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Credit Agreement
On March 13, 2023, LPLFH and LPLH entered into a sixth amendment agreement to the Company’s amended and restated credit agreement (the “Credit Agreement”), which, among other things, replaced LIBOR with SOFR. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2023, the Company was in compliance with such covenants.

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
On July 18, 2023, LPLH amended its revolving credit facility to, among other things, increase the maximum borrowing from $1.0 billion to $2.0 billion.
Broker-Dealer Revolving Credit Facility
On August 4, 2022, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed senior unsecured revolving credit facility that matures on August 3, 2023 and allows for a maximum borrowing of up to $1.0 billion. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the credit facility, LPL Financial incurred $1.9 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of June 30, 2023.
On July 18, 2023, LPL Financial renewed its revolving credit facility and extended the maturity date to July 16, 2024.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of June 30, 2023. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There were no balances outstanding under these lines at June 30, 2023 or December 31, 2022.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and enterprises, primarily to newly recruited advisors and enterprises to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or enterprise joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2023 or December 31, 2022.

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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance — January 1	$74,071	$67,152
Losses incurred	18,093	18,251
Losses paid	(10,424)	(11,657)
Ending balance — June 30	$81,740	$73,746
Other Commitments
As of June 30, 2023, the Company had approximately $472.0 million of client margin loans that were collateralized with securities having a fair value of approximately $660.8 million that LPL Financial can repledge, loan or sell. Of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

these securities, approximately $249.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2023, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $410.9 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $4.5 million of trading securities pledged to the Options Clearing Corporation at both June 30, 2023 and December 31, 2022, and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at both June 30, 2023 and December 31, 2022.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2023		2022
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$23.6	$0.25	$20.0
Second quarter	$0.30	$23.1	$0.25	$20.0
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the six months ended June 30, 2023 LPLFH repurchased 2,982,985 shares of common stock at a weighted-average price of $209.54 for a total of $625 million. The Company also recognized $5.4 million of excise tax in connection with these repurchases during the six months ended June 30, 2023. As of June 30, 2023, the Company had $1.4 billion remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 12,818,635 shares remaining available for future issuance at June 30, 2023.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2022	673,764	$53.45
Granted	—	$—
Exercised	(87,388)	$43.98
Forfeited and Expired	—	$—
Outstanding — June 30, 2023	586,376	$54.87	4.11	$95,324
Exercisable — June 30, 2023	586,376	$54.87	4.11	$95,324
Exercisable and expected to vest — June 30, 2023	586,376	$54.87	4.11	$95,324
The following table summarizes information about outstanding stock options and warrants as of June 30, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	63,919	$19.85	2.65	63,919	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	162,934	$39.48	3.70	162,934	$39.48
$45.01 - $65.00	57,173	$48.68	1.34	57,173	$48.68
$65.01 - $75.00	145,797	$65.50	4.65	145,797	$65.50
$75.01 - $80.00	156,553	$77.53	5.66	156,553	$77.53
	586,376	$54.87	4.11	586,376	$54.87
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three months ended June 30, 2023 and 2022, no expense during the six months ended June 30, 2023, and $0.2 million of expense during the six months ended June 30, 2022. As of June 30, 2023, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the six months ended June 30, 2023:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2022	814	$173.78	863,174		$148.98
Granted	2,753	$190.92	373,791		$218.47
Vested	(1,999)	$186.29	(395,578)		$109.47
Forfeited	—	$—	(26,038)		$199.83
Outstanding — June 30, 2023	1,568	$187.93	815,349	(1)	$198.39
Expected to vest — June 30, 2023	1,568	$187.93	665,978		$210.60
_______________________________
(1)    Includes 90,167 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $14.6 million and $12.8 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2023 and 2022, respectively, and $30.8 million and $24.7 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total unrecognized compensation cost for restricted stock awards and stock units was $100.6 million, which is expected to be recognized over a weighted-average remaining period of 2.18 years.
The Company also grants restricted stock units to its advisors and to enterprises. The Company recognized share-based compensation expense of $0.6 million related to the vesting of these awards during each of the three months ended June 30, 2023 and 2022 and $1.3 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total unrecognized compensation cost for restricted stock units granted to advisors and enterprises was $3.6 million, which is expected to be recognized over a weighted-average remaining period of 1.81 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$285,520	$160,545	$624,404	$294,289

Basic weighted-average number of shares outstanding	77,234	79,947	77,988	79,961
Dilutive common share equivalents	960	1,463	1,095	1,532
Diluted weighted-average number of shares outstanding	78,194	81,410	79,083	81,493

Basic earnings per share	$3.70	$2.01	$8.01	$3.68
Diluted earnings per share	$3.65	$1.97	$7.90	$3.61
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended June 30, 2023 and 2022, stock options, warrants and stock units representing common share equivalents of 208,654 shares and 142 shares, respectively, were anti-dilutive. For the six months ended June 30, 2023 and 2022, stock options, warrants and stock units representing common share equivalents of 107,544 shares and 2,001 shares, respectively, were anti-dilutive.
NOTE 14 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. The net capital rules also provide that a broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority (“FINRA”) to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis.
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2023
LPL Financial LLC
Net capital	$279,982
Less: required net capital	16,154
Excess net capital	$263,828
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of June 30, 2023, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

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
NOTE 16 - SUBSEQUENT EVENTS
The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on August 25, 2023 to all stockholders of record on August 11, 2023.

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
As of June 30, 2023, the fair value of our trading securities was $34.7 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $740.9 million as of June 30, 2023. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2023, $1.3 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at June 30, 2023	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,032,550	$1,026	$2,565	$5,129	$10,259
Revolving Credit Facility	287,000	287	718	1,435	2,870
Variable Rate Debt Outstanding	$1,319,550	$1,313	$3,283	$6,564	$13,129
____________________
(†) Our interest rate for our Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods, the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three and six months ended June 30, 2023 and 2022. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
April 1, 2023 through April 30, 2023	745,002	$199.66	745,002	$1,576.3
May 1, 2023 through May 31, 2023	900,213	$194.36	900,213	$1,401.3
June 1, 2023 through June 30, 2023	131,908	$199.52	131,908	$1,375.0
Total	1,777,123		1,777,123
(1) On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of LPLFH’s issued and outstanding common shares. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading arrangements”). The table below sets forth certain information regarding such Rule 10b5-1 trading arrangements:

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Dan Arnold, President and Chief Executive Officer	June 9, 2023	September 13, 2023	December 13, 2023	20,000	Sale
Matthew Enyedi, Managing Director, Client Success	May 24, 2023	August 22, 2023	December 1, 2023	4,646	Sale
Richard Steinmeier, Managing Director, Divisional President, Business Development	June 14, 2023	September 13, 2023	September 20, 2023	13,511	Sale
(1) Represents the outside termination date pursuant to terms of each applicable plan. The agreement governing the applicable plan may terminate earlier pursuant to its terms in certain circumstances outside of the control of the applicable officer, including if all trades under the plan are completed prior to the termination of the trading period.

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

LPL Financial Holdings Inc.
Date:	August 1, 2023	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	August 1, 2023	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer