Form 10-Q
period 2023-09-30
LPL Financial Holdings Inc.
filed 2023-10-31
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 25, 2023 was 75,620,553.

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
•a potential settlement with the SEC related to the civil investigation into compliance with records preservation requirements for business-related electronic communications stored on personal devices applicable to broker-dealer firms and investment advisors;
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

These forward-looking statements reflect the Company’s expectations and objectives as of October 31, 2023. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•difficulties and delays in onboarding the assets of acquired or recruited advisors, including the receipt and timing of regulatory approvals that may be required;
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
•the negotiation of the civil monetary penalty and definitive documentation in connection with the settlement of the civil investigation into compliance with records preservation requirements for business-related electronic communications stored on personal devices applicable to broker-dealer firms and investment advisors;
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
•whether advisors affiliated with Prudential Financial, Inc. (“Prudential”) will transition registration to the Company and whether assets reported as serviced by such financial advisors will translate into assets of the Company;
•the failure to satisfy the closing conditions applicable to the strategic relationship agreement between the Company and Prudential, including regulatory approval;
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
Adjusted Net Income: A non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs, and a regulatory charge in the quarter related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company.
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
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We serve more than 22,000 financial advisors, including advisors at approximately 1,100 enterprises and at approximately 560 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. We offer integrated technology solutions; brokerage and advisory platforms; clearing, compliance, business and planning and advice services; consultative practice management programs and training; and in-house research to help our advisors run successful businesses.
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
Significant Events
Announced a strategic relationship agreement with Prudential retail wealth management business
On August 24, 2023, the Company announced an agreement with Prudential to transition the brokerage and investment advisory assets of Prudential Advisors, Prudential’s retail wealth management business, from its current third-party custodian to LPL Financial LLC in the second half of 2024, subject to receipt of regulatory approval and other conditions.

Executive Summary
Financial Highlights
Results for the third quarter of 2023 included net income of $224.3 million, or $2.91 per diluted share, which compares to $232.3 million, or $2.86 per diluted share, for the third quarter of 2022.
Asset Trends
Total advisory and brokerage assets served were $1.2 trillion at September 30, 2023, compared to $1.0 trillion for the same period in 2022. Total net new assets were $33.2 billion for the three months ended September 30, 2023, compared to $19.9 billion for the same period in 2022.
Net new advisory assets were $22.7 billion for the three months ended September 30, 2023, compared to $11.0 billion for the same period in 2022. Advisory assets were $662.7 billion, or 53.5% of total advisory and brokerage assets served, at September 30, 2023, up 22% from $542.6 billion at September 30, 2022.
Net new brokerage assets were $10.5 billion for the three months ended September 30, 2023, compared to $8.9 billion for the same period in 2022. Brokerage assets were $575.7 billion at September 30, 2023, up 16% from $495.8 billion at September 30, 2022.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.0 billion for the three months ended September 30, 2023, an increase of 21% from $837.7 million for the three months ended September 30, 2022. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended September 30, 2023, we paid stockholders cash dividends of $22.8 million and repurchased 1.1 million of our outstanding shares for a total of $250.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Operating Metrics (dollars in billions)(1)	2023	2023	2022
Advisory and Brokerage Assets(2)
Advisory assets	$662.7	$661.6	$542.6
Brokerage assets	575.7	578.6	495.8
Total Advisory and Brokerage Assets	$1,238.4	$1,240.2	$1,038.4
Advisory as a % of total Advisory and Brokerage Assets	53.5%	53.3%	52.3%

Net New Assets(3)
Net new advisory assets	$22.7	$18.1	$11.0
Net new brokerage assets	10.5	3.6	8.9
Total Net New Assets	$33.2	$21.7	$19.9

Organic Net New Assets
Organic net new advisory assets	$22.7	$18.1	$11.0
Organic net new brokerage assets	10.5	3.6	8.9
Total Organic Net New Assets	$33.2	$21.7	$19.9

Organic advisory net new assets annualized growth(4)	13.7%	11.7%	7.9%
Total organic net new assets annualized growth(4)	10.7%	7.4%	7.5%

Client Cash Balances
Insured cash account sweep	$33.6	$36.0	$47.7
Deposit cash account sweep	9.1	9.5	12.7
Total Bank Sweep	42.7	45.5	60.3
Money market sweep	2.6	2.3	3.2
Total Client Cash Sweep Held by Third Parties	45.3	47.9	63.5
Client cash account	2.0	2.1	3.3
Total Client Cash Balances	$47.3	$50.0	$66.8
Client Cash Balances as a % of Total Assets	3.8%	4.0%	6.4%

Net buy (sell) activity(5)	$35.6	$32.3	$20.3

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Business and Financial Metrics (dollars in millions)	2023	2023	2022
Advisors	22,404	21,942	21,044
Average total assets per advisor(6)	$55.3	$56.5	$49.3

Share repurchases	$250.0	$350.0	$75.0
Dividends	$22.8	$23.1	$20.0
Leverage ratio(7)	1.26	1.25	1.72

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2023	2022	2023	2022
Total revenue	$2,522.4	$2,163.1	$7,409.0	$6,267.6
Net income	$224.3	$232.3	$848.7	$526.6
Earnings per share (“EPS”), diluted	$2.91	$2.86	$10.82	$6.47
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$3.74	$3.13	$12.18	$7.33
Gross profit(9)	$1,010.1	$837.7	$3,019.9	$2,217.7
EBITDA(10)	$458.4	$414.2	$1,541.0	$992.2
Core G&A(11)	$341.7	$298.0	$1,004.9	$864.9
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
(7)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP financial measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the trailing twelve-month periods presented (in millions):

	September 30,	June 30,	September 30,
Credit Agreement Net Debt Reconciliation	2023	2023	2022
Corporate debt and other borrowings	$3,141.9	$3,019.6	$2,740.6
Corporate Cash(12)	(308.7)	(325.5)	(424.3)
Credit Agreement Net Debt(†)	$2,833.2	$2,694.1	$2,316.3

	September 30,	June 30,	September 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2023	2023	2022
Net income	$1,167.8	$1,175.8	$634.7
Interest expense on borrowings	169.5	154.3	116.3
Provision for income taxes	402.4	383.5	194.3
Depreciation and amortization	233.3	220.3	186.4
Amortization of other intangibles	101.1	96.0	85.4
EBITDA(†)	$2,074.1	$2,029.9	$1,217.0
Credit Agreement Adjustments:
Acquisition costs and other	$77.4	$35.9	$58.8
Employee share-based compensation	62.7	58.4	47.4
M&A accretion(13)	32.0	36.4	18.7
Advisor share-based compensation	2.6	2.6	2.5
Credit Agreement EBITDA(†)	$2,248.9	$2,163.2	$1,344.5

	September 30,	June 30,	September 30,
	2023	2023	2022
Leverage Ratio	1.26	1.25	1.72
_______________________________
(†)    Totals may not foot due to rounding.

(8)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs and a regulatory charge in the quarter related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items, acquisition costs and a regulatory charge that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$224.3	$2.91	$232.3	$2.86	$848.7	$10.82	$526.6	$6.47
Regulatory charge(14)	40.0	0.52	—	—	40.0	0.51	—	—
Amortization of other intangibles	27.8	0.36	22.7	0.28	78.6	1.00	65.0	0.80
Acquisition costs(15)	6.0	0.08	7.5	0.09	13.2	0.17	29.7	0.36
Tax benefit	(9.1)	(0.12)	(7.9)	(0.10)	(24.9)	(0.32)	(24.9)	(0.30)
Adjusted Net Income / Adjusted EPS(†)	$288.9	$3.74	$254.6	$3.13	$955.6	$12.18	$596.4	$7.33
Weighted-average shares outstanding, diluted	77.1		81.3		78.4		81.4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2023	2022	2023	2022
Total revenue	$2,522.4	$2,163.1	$7,409.0	$6,267.6
Advisory and commission expense	1,488.4	1,304.5	4,307.8	3,983.1
Brokerage, clearing and exchange expense	24.8	20.9	80.1	66.8
Employee deferred compensation(16)	(1.0)	—	1.2	—
Gross Profit(†)	$1,010.1	$837.7	$3,019.9	$2,217.7
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

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation	2023	2022	2023	2022
Net income	$224.3	$232.3	$848.7	$526.6
Interest expense on borrowings	48.4	33.2	132.4	89.2
Provision for income taxes	93.4	74.4	302.3	165.8
Depreciation and amortization	64.6	51.7	179.1	145.6
Amortization of other intangibles	27.8	22.7	78.6	65.0
EBITDA(†)	$458.4	$414.2	$1,541.0	$992.2
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Core G&A Reconciliation	2023	2022	2023	2022
Total expense	$2,204.7	$1,856.3	$6,258.0	$5,575.2
Advisory and commission	(1,488.4)	(1,304.5)	(4,307.8)	(3,983.1)
Depreciation and amortization	(64.6)	(51.7)	(179.1)	(145.6)
Interest expense on borrowings	(48.4)	(33.2)	(132.4)	(89.2)
Amortization of other intangibles	(27.8)	(22.7)	(78.6)	(65.0)
Brokerage, clearing and exchange	(24.8)	(20.9)	(80.1)	(66.8)
Employee deferred compensation(16)	1.0	—	(1.2)	—
Total G&A(†)	551.7	423.4	1,478.8	1,225.6
Promotional (ongoing)(15)(17)	(140.2)	(98.7)	(347.9)	(269.9)
Regulatory charges(14)	(48.1)	(7.8)	(62.4)	(23.2)
Employee share-based compensation	(15.7)	(11.4)	(50.5)	(37.8)
Acquisition costs(15)	(6.0)	(7.5)	(13.2)	(29.7)
Core G&A(†)	$341.7	$298.0	$1,004.9	$864.9
_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition.
(14)The Company recorded a $40.0 million regulatory charge for the three and nine months ended September 30, 2023 related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company applicable to broker-dealer firms and investment advisors. See Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements for further detail.
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition costs	2023	2022	2023	2022
Promotional(17)	$2.3	$0.3	$2.7	$2.2
Professional services	2.2	2.1	6.4	9.6
Compensation and benefits	1.3	4.7	3.2	17.0
Other	0.2	0.4	0.8	0.9
Acquisition costs(†)	$6.0	$7.5	$13.2	$29.7
_______________________________
(†)    Totals may not foot due to rounding.
(16)During the first quarter of 2023, the Company updated its presentation of employee deferred compensation to be consistent with its presentation of advisor deferred compensation. This change has not been applied retroactively as the impact on prior periods was not material.
(17)Promotional (ongoing) for the three and nine months ended September 30, 2023 includes $10.8 million and $18.2 million, respectively, of support costs related to full-time employees that are classified within Compensation and benefits expense in the condensed consolidated statements of income compared to $4.4 million and $12.5 million for the same periods in 2022. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2023, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
•We acquired intangible assets of $230.9 million as a result of other acquisitions, including acquisitions as part of our Liquidity & Succession solution under which we buy advisor practices, during the nine months ended September 30, 2023.
See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for further detail.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. Although inflation, rising interest rates and volatile global markets were all headwinds, the U.S. economy added roughly 800,000 jobs in the third quarter of this year. The unemployment rate averaged 3.7% in the third quarter of 2023, up slightly from the 3.6% average in the prior quarter, but still historically low, indicating a tight labor market. The equity and bond markets experienced volatility from an increasingly hawkish Federal Reserve (“Fed”) and uncertainty about future economic growth. The S&P 500 decreased 4% and the Bloomberg Barclays U.S. Aggregate Bond Index decreased 3% during the third quarter of 2023.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the third quarter of 2023, Fed policymakers increased the target range for the federal funds rate to 5.25% to 5.50%. To the extent they pursue tighter monetary policy, the Federal Open Market Committee members are expected to take into account the cumulative impacts from higher rates, the inflation trajectory and global financial conditions.

Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.
Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
REVENUE
Advisory	$1,081,562	$923,766	17%	$3,050,184	$2,972,714	3%
Commission:
Trailing	331,808	315,087	5%	973,386	981,164	(1%)
Sales-based	311,792	269,893	16%	896,825	762,717	18%
Total commission	643,600	584,980	10%	1,870,211	1,743,881	7%
Asset-based:
Client cash	360,518	294,993	22%	1,157,208	534,409	117%
Other asset-based	224,614	194,270	16%	639,387	614,852	4%
Total asset-based	585,132	489,263	20%	1,796,595	1,149,261	56%
Service and fee	135,648	121,745	11%	377,757	347,359	9%
Transaction	50,210	43,328	16%	146,081	134,470	9%
Interest income, net	40,773	22,092	85%	116,103	39,958	191%
Other	(14,542)	(22,116)	(34%)	52,088	(120,005)	(143%)
Total revenue	2,522,383	2,163,058	17%	7,409,019	6,267,638	18%
EXPENSE
Advisory and commission	1,488,432	1,304,528	14%	4,307,829	3,983,084	8%
Compensation and benefits	243,759	208,051	17%	708,972	596,784	19%
Promotional	131,645	94,510	39%	332,433	259,539	28%
Depreciation and amortization	64,627	51,669	25%	179,058	145,576	23%
Occupancy and equipment	61,339	54,636	12%	186,517	161,654	15%
Interest expense on borrowings	48,363	33,186	46%	132,389	89,152	48%
Amortization of other intangibles	27,760	22,654	23%	78,593	65,018	21%
Brokerage, clearing and exchange	24,793	20,850	19%	80,067	66,812	20%
Communications and data processing	19,634	17,812	10%	57,903	49,162	18%
Professional services	18,699	16,871	11%	51,011	53,183	(4%)
Other	75,660	31,557	140%	143,259	105,240	36%
Total expense	2,204,711	1,856,324	19%	6,258,031	5,575,204	12%
INCOME BEFORE PROVISION FOR INCOME TAXES	317,672	306,734	4%	1,150,988	692,434	66%
PROVISION FOR INCOME TAXES	93,381	74,403	26%	302,293	165,814	82%
NET INCOME	$224,291	$232,331	(3%)	$848,695	$526,620	61%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the nine months ended September 30, 2023.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	September 30,
	2023	2022	$ Change	% Change
Corporate advisory assets	$444.4	$361.6	$82.8	23%
Independent RIA advisory assets	218.3	181.0	37.3	21%
Total advisory assets	$662.7	$542.6	$120.1	22%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance - Beginning of period	$661.6	$558.6	$583.1	$643.2
Net new advisory assets(1)	22.7	11.0	55.4	39.8
Market impact(2)	(21.6)	(27.0)	24.2	(140.4)
Balance - End of period	$662.7	$542.6	$662.7	$542.6
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
Advisory revenue increased during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, due primarily to continued organic growth, which increased advisory asset balances during the periods.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Trailing	$331,808	$315,087	$16,721	5%	$973,386	$981,164	$(7,778)	(1%)
Sales-based	311,792	269,893	41,899	16%	896,825	762,717	134,108	18%
Total commission revenue	$643,600	$584,980	$58,620	10%	$1,870,211	$1,743,881	$126,330	7%
The decrease in trailing commission revenue for the nine months ended September 30, 2023 compared to 2022 was primarily due to volatility-driven declines in trail-eligible mutual funds during the period. The increase in trailing commission revenue for the three months ended September 30, 2023 compared to 2022 was primarily due to an increase in sales of annuities during the period. The increase in sales-based commission revenue for the three and nine months ended September 30, 2023 compared to 2022 was primarily driven by an increase in sales of annuities and fixed income securities as a result of the higher interest rate environment, partially offset by a decrease in sales of mutual funds and equities.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance - Beginning of period	$578.6	$506.0	$527.7	$563.2
Net new brokerage assets(1)	10.5	8.9	24.0	34.9
Market impact(2)	(13.4)	(19.1)	24.0	(102.3)
Balance - End of period	$575.7	$495.8	$575.7	$495.8
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
Asset-based revenue for the three and nine months ended September 30, 2023 increased by $95.9 million and $647.3 million compared to 2022, due primarily to an increase in client cash revenue. Client cash revenue for the three and nine months ended September 30, 2023 increased compared to 2022 due to increases to the federal funds effective rate, partially offset by lower average client cash balances during the three and nine months ended September 30, 2023 as compared to 2022. For the three months ended September 30, 2023, our average client cash balances decreased to $46.0 billion compared to $65.5 billion in 2022. For the nine months ended September 30, 2023, our average client cash balances decreased to $50.2 billion compared to $62.1 billion in 2022.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and nine months ended September 30, 2023 increased compared to 2022, primarily due to increases in IRA custodian fees, business services and planning and advice services fees, and fees relating to confirmations and error and omission insurance.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and nine months ended September 30, 2023 increased compared to 2022, primarily due to increases in the number of transactions and transaction charges for fixed income products, partially offset by a decrease in charges for managed assets.
Interest Income, net
We earn interest income primarily from client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and nine months ended September 30, 2023 increased compared to 2022, primarily due to increases in interest earned on bank deposits, short-term U.S. treasury bills and margin loans, partially offset by an increase in interest paid on CCA balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the three and nine months ended September 30, 2023 increased compared to 2022, primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and a related increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Payout rate	87.30%	87.91%	(61 bps)	86.75%	86.97%	(22 bps)
Our payout rate for the three and nine months ended September 30, 2023 decreased slightly compared to 2022, primarily due to the effect of the FRGIS acquisition and lower production bonus.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Average number of employees	7,825	6,193	26%	7,469	6,117	22%
Compensation and benefits expense for the three and nine months ended September 30, 2023 increased by $35.7 million and $112.2 million compared to 2022, primarily due to an increase in average headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and nine months ended September 30, 2023 increased by $37.1 million and $72.9 million compared to 2022, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and nine months ended September 30, 2023 increased by $13.0 million and $33.5 million compared to 2022, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of enterprises.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and nine months ended September 30, 2023 increased by $6.7 million and $24.9 million compared to 2022, primarily due to increased expense related to software licenses and our technology portfolio.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and nine months ended September 30, 2023 increased by $15.2 million and $43.2 million compared to 2022, primarily due to increased interest rates on our Term Loan B and revolving credit facilities and higher outstanding balances on LPL Holdings, Inc.’s revolving credit facility. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three and nine months ended September 30, 2023 increased by $5.1 million and $13.6 million compared to 2022, primarily due to increases in intangible assets resulting from our acquisitions. See Note 4 - Acquisitions, for additional information.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three and nine months ended September 30, 2023 increased by $3.9 million and $13.3 million compared to 2022, primarily due to an increase in the volume of exchanges and quote services.

Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense for the three and nine months ended September 30, 2023 increased by $44.1 million and $38.0 million compared to 2022, primarily due to a $40.0 million regulatory charge recognized in anticipation of a potential settlement with the SEC to resolve the civil investigation into compliance with records preservation requirements for business-related electronic communications stored on personal devices applicable to broker-dealer firms and investment advisors. See Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements for further detail.
Provision for Income Taxes
Our effective income tax rate was 29.4% and 24.3% for the three months ended September 30, 2023 and 2022, respectively, and 26.3% and 23.9% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. These additional tax expenses are partially offset by the benefit of tax credits as well as share-based compensation vesting and exercises. The increase in our effective tax rate for the three- and nine-month periods ended September 30, 2023 was primarily driven by non-deductible fines as well as fewer tax benefits related to share-based-compensation during 2023.
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
Parent Company Liquidity
LPL Holdings, Inc. (the “Parent”), the direct holding company of our operating subsidiaries, considers its primary sources of liquidity to be dividends from and excess capital generated by LPL Financial, as well as capacity for additional borrowing under its $2.0 billion secured committed revolving credit facility, which it has the ability to borrow against for working capital and general corporate purposes.
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the nine months ended September 30, 2023 and 2022, LPL Financial paid dividends of $605.0 million and $683.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, FRGIS and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Credit Agreement (which, in the case of LPL Financial and FRGIS, is net capital in excess of 10% of their aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.

The following table presents the components of Corporate Cash (in thousands):

	September 30, 2023	December 31, 2022
Cash and equivalents	$799,209	$847,519
Cash at regulated subsidiaries	(714,739)	(392,571)
Excess cash at regulated subsidiaries per the Credit Agreement	224,206	4,439
Corporate Cash	$308,676	$459,387

Corporate Cash
Cash at the Parent	$77,026	$448,180
Excess cash at regulated subsidiaries per the Credit Agreement	224,206	4,439
Cash at non-regulated subsidiaries	7,444	6,768
Corporate Cash	$308,676	$459,387
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining approximately $200 million in Corporate Cash, which covers approximately 12 months of principal and interest due on our corporate debt.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of September 30, 2023, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2024 and 2026.
Share Repurchases
We engage in a share repurchase program that was approved by our Board of Directors (the “Board”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 4,062,437 shares for a total of $875 million during the nine months ended September 30, 2023. As of September 30, 2023 we had $1.1 billion remaining under our existing repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
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
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at September 30, 2023. LPL Financial also maintains a line of credit with the Parent.

External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at September 30, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$412	$1,588
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2023
LPL Financial LLC
Net capital	$280,685
Less: required net capital	15,082
Excess net capital	$265,603
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
Summarized Guarantor Financial Information
The Company filed an amended registration statement on Form S-3 to register, among other things, non-convertible debt securities that may be offered by LPL Holdings, Inc. (the “Issuer”), a wholly owned subsidiary of LPL Financial Holdings Inc. (“LPLFH” and collectively with the Issuer the “Obligor Group”), and full and unconditional guarantees by LPLFH of such debt securities. Any such debt securities offered pursuant to such registration statement would be fully and unconditionally guaranteed by LPLFH. LPLFH is a Delaware holding corporation that manages substantially all of its operations through investments in subsidiaries. See Note 1 - Organization and Description of the Company, within the notes to the condensed consolidated financial statements for additional information regarding our holding company structure.
Pursuant to Rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended, the following tables present unaudited summarized financial information for the Obligor Group on a combined basis. Balances and transactions between the Obligor Group have been eliminated. Financial information for non-guarantor subsidiaries, which includes all other subsidiaries of the Issuer, has been excluded and intercompany balances and transactions between the Obligor Group and non-guarantor subsidiaries are presented on separate lines. The summarized financial information below should be read in conjunction with the Company’s condensed consolidated financial statements contained herein as the summarized financial information for the Obligor Group may not be indicative of results of operations or financial position of the Issuer and LPLFH had they operated as independent entities.
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Nine Months Ended September 30,
Combined Summarized Statements of Income	2023
Revenues(1)	$42,989
Revenues from non-guarantor subsidiaries	18,099
Advisory and commission expense(1)	43,404
Interest expense on borrowings	128,551
Expenses from non-guarantor subsidiaries	15,608
Loss before provision for income taxes	(179,094)
Net loss	(132,342)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	September 30, 2023	December 31, 2022
Cash and equivalents	$77,026	$448,180
Other receivables, net	2,000	10,926
Property and equipment, net	155,338	165,649
Goodwill	1,251,908	1,251,908
Other intangibles, net	102,454	123,435
Receivables from non-guarantor subsidiaries	131,736	86,069
Other assets	792,437	705,048
Corporate debt and other borrowings, net	3,124,480	2,717,444
Accounts payable and accrued liabilities	45,778	32,060
Payables to non-guarantor subsidiaries	73,062	67,135
Other liabilities	1,126,821	839,479

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
As of September 30, 2023, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	September 30, 2023
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.00	1.26
Interest Coverage (Minimum)	3.00	14.26
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Contractual Obligations
During the nine months ended September 30, 2023, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2022 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Advisory	$1,081,562	$923,766	$3,050,184	$2,972,714
Commission:
Trailing	331,808	315,087	973,386	981,164
Sales-based	311,792	269,893	896,825	762,717
Total commission	643,600	584,980	1,870,211	1,743,881
Asset-based:
Client cash	360,518	294,993	1,157,208	534,409
Other asset-based	224,614	194,270	639,387	614,852
Total asset-based	585,132	489,263	1,796,595	1,149,261
Service and fee	135,648	121,745	377,757	347,359
Transaction	50,210	43,328	146,081	134,470
Interest income, net	40,773	22,092	116,103	39,958
Other	(14,542)	(22,116)	52,088	(120,005)
Total revenue	2,522,383	2,163,058	7,409,019	6,267,638
EXPENSE
Advisory and commission	1,488,432	1,304,528	4,307,829	3,983,084
Compensation and benefits	243,759	208,051	708,972	596,784
Promotional	131,645	94,510	332,433	259,539
Depreciation and amortization	64,627	51,669	179,058	145,576
Occupancy and equipment	61,339	54,636	186,517	161,654
Interest expense on borrowings	48,363	33,186	132,389	89,152
Amortization of other intangibles	27,760	22,654	78,593	65,018
Brokerage, clearing and exchange	24,793	20,850	80,067	66,812
Communications and data processing	19,634	17,812	57,903	49,162
Professional services	18,699	16,871	51,011	53,183
Other	75,660	31,557	143,259	105,240
Total expense	2,204,711	1,856,324	6,258,031	5,575,204
INCOME BEFORE PROVISION FOR INCOME TAXES	317,672	306,734	1,150,988	692,434
PROVISION FOR INCOME TAXES	93,381	74,403	302,293	165,814
NET INCOME	$224,291	$232,331	$848,695	$526,620
EARNINGS PER SHARE
Earnings per share, basic	$2.95	$2.91	$10.97	$6.59
Earnings per share, diluted	$2.91	$2.86	$10.82	$6.47
Weighted-average shares outstanding, basic	76,062	79,805	77,339	79,909
Weighted-average shares outstanding, diluted	77,147	81,250	78,439	81,415
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2023	December 31, 2022
Cash and equivalents	$799,209	$847,519
Cash and equivalents segregated under federal or other regulations	1,370,108	2,199,362
Restricted cash	105,717	90,389
Receivables from clients, net	581,017	561,569
Receivables from brokers, dealers and clearing organizations	41,081	56,276
Advisor loans, net	1,369,587	1,123,004
Other receivables, net	723,573	677,766
Investment securities	52,623	52,610
Property and equipment, net	883,388	780,357
Goodwill	1,772,182	1,642,468
Other intangibles, net	641,166	427,676
Other assets	1,147,678	1,023,230
Total assets	$9,487,329	$9,482,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,999,555	$2,694,929
Payables to brokers, dealers and clearing organizations	98,697	147,752
Accrued advisory and commission expenses payable	208,827	203,292
Corporate debt and other borrowings, net	3,124,480	2,717,444
Accounts payable and accrued liabilities	388,946	448,630
Other liabilities	1,576,236	1,102,627
Total liabilities	7,396,741	7,314,674

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,198,861 shares and 129,655,843 shares issued at September 30, 2023 and December 31, 2022, respectively	130	130
Additional paid-in capital	1,970,096	1,912,886
Treasury stock, at cost — 54,579,627 shares and 50,407,844 shares at September 30, 2023 and December 31, 2022, respectively	(3,766,871)	(2,846,536)
Retained earnings	3,887,233	3,101,072
Total stockholders’ equity	2,090,588	2,167,552
Total liabilities and stockholders’ equity	$9,487,329	$9,482,226

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2022	129,366	$129	$1,879,312	49,428	$(2,620,798)	$2,585,417	$1,844,060
Net income	—	—	—	—	—	232,331	232,331
Issuance of common stock to settle restricted stock units	51	—	—	6	(1,331)	—	(1,331)
Treasury stock purchases	—	—	—	366	(75,007)	—	(75,007)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(19,950)	(19,950)
Stock option exercises and other	127	—	5,072	(16)	545	1,743	7,360
Share-based compensation	—	—	12,049	—	—	—	12,049
BALANCE — September 30, 2022	129,544	$129	$1,896,433	49,784	$(2,696,591)	$2,799,541	$1,999,512

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2023	130,142	$130	$1,952,828	53,515	$(3,514,364)	$3,683,472	$2,122,066
Net income	—	—	—	—	—	224,291	224,291
Issuance of common stock to settle restricted stock units	43	—	—	4	(820)	—	(820)
Treasury stock purchases	—	—	—	1,079	(252,349)	—	(252,349)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,839)	(22,839)
Stock option exercises and other	14	—	800	(18)	662	2,309	3,771
Share-based compensation	—	—	16,468	—	—	—	16,468
BALANCE — September 30, 2023	130,199	$130	$1,970,096	54,580	$(3,766,871)	$3,887,233	$2,090,588

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	526,620	526,620
Issuance of common stock to settle restricted stock units	362	—	—	134	(24,690)	—	(24,690)
Treasury stock purchases	—	—	—	930	(175,018)	—	(175,018)
Cash dividends on common stock - $0.75 per share	—	—	—	—	—	(59,945)	(59,945)
Stock option exercises and other	424	—	15,321	(48)	1,717	5,264	22,302
Share-based compensation	—	—	39,710	—	—	—	39,710
BALANCE — September 30, 2022	129,544	$129	$1,896,433	49,784	$(2,696,591)	$2,799,541	$1,999,512

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	848,695	848,695
Issuance of common stock to settle restricted stock units	439	—	—	162	(39,416)	—	(39,416)
Treasury stock purchases	—	—		4,062	(882,807)	—	(882,807)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(69,562)	(69,562)
Stock option exercises and other	104	—	4,688	(52)	1,888	7,028	13,604
Share-based compensation	—	—	52,522	—	—	—	52,522
BALANCE — September 30, 2023	130,199	$130	$1,970,096	54,580	$(3,766,871)	$3,887,233	$2,090,588
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$848,695	$526,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,058	145,576
Amortization of other intangibles	78,593	65,018
Amortization of debt issuance costs	6,283	4,826
Share-based compensation	52,522	39,710
Provision for credit losses	11,844	11,931
Deferred benefit for income taxes	(160)	(355)
Loan forgiveness	156,866	132,245
Other	12,774	(17,393)
Changes in operating assets and liabilities:
Receivables from clients, net	(19,777)	(56,373)
Receivables from brokers, dealers and clearing organizations	15,195	(17,708)
Advisor loans, net	(414,826)	(194,045)
Other receivables, net	(50,351)	(66,367)
Investment securities - trading	173	(7,990)
Other assets	(98,923)	(32,934)
Client payables	(695,374)	1,563,636
Payables to brokers, dealers and clearing organizations	(49,055)	(1,634)
Accrued advisory and commission expenses payable	3,708	(27,899)
Accounts payable and accrued liabilities	(48,257)	128,490
Other liabilities	383,456	(71,402)
Operating lease assets	(2,381)	(1,800)
Net cash provided by operating activities	370,063	2,122,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(297,435)	(232,175)
Acquisitions, net of cash acquired	(360,584)	(35,182)
Purchases of securities classified as held-to-maturity	(4,725)	(10,936)
Proceeds from maturities of securities classified as held-to-maturity	4,250	3,750
Purchases of other investments	—	(3,108)
Net cash used in investing activities	(658,494)	(277,651)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	746,000	465,000
Repayments of revolving credit facilities	(334,000)	(555,000)
Repayment of senior secured term loans	(8,025)	(8,025)
Payment of debt issuance costs	(7,182)	(1,872)
Tax payments related to settlement of restricted stock units	(39,416)	(24,690)
Repurchase of common stock	(875,081)	(175,018)
Dividends on common stock	(69,562)	(59,945)
Proceeds from stock option exercises and other	13,604	22,302
Principal payment of finance leases and obligations	(143)	(397)
Net cash used in financing activities	(573,805)	(337,645)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(862,236)	1,506,856
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	3,137,270	2,072,364
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,275,034	$3,579,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$134,328	$86,382
Income taxes paid	$89,097	$157,060
Cash paid for amounts included in the measurement of operating lease liabilities	$20,733	$18,321
Cash paid for amounts included in the measurement of finance lease liabilities	$6,414	$6,699
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$14,923	$26,000
Lease assets obtained in exchange for operating lease liabilities	$14,602	$9,084

	September 30,
	2023	2022
Cash and equivalents	$799,209	$1,219,418
Cash and equivalents segregated under federal or other regulations	1,370,108	2,268,090
Restricted cash	105,717	91,712
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,275,034	$3,579,220
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at enterprises (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer personalized financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH” or “Parent”) is an intermediate holding company and directly or indirectly owns 100% of the issued and outstanding equity interests of all of LPLFH’s indirect subsidiaries, including a captive insurance subsidiary that underwrites insurance for various legal and regulatory risks of the Company.
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
Condensed Consolidated Financial Statement Presentation Changes
Certain financial statement line items have been reclassified in the condensed consolidated statement of financial condition as of September 30, 2023 to better align with industry practice and the Company’s business. The Company reclassified liabilities for contingent consideration, which were previously included in accounts payable and accrued liabilities, to other liabilities in the condensed consolidated statement of financial condition as of September 30, 2023. This reclassification has not been applied retroactively as the impact on the prior year was not material. This change did not impact total liabilities for the periods presented; however, the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 has been updated to conform to the current presentation on the condensed consolidated statement of financial condition.
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the nine months ended September 30, 2023 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commission revenue
Annuities	$371,304	$327,386	$1,074,210	$938,383
Mutual funds	169,318	164,190	499,550	521,951
Fixed income	42,286	32,729	113,736	86,947
Equities	27,414	24,278	80,778	88,820
Other	33,278	36,397	101,937	107,780
Total commission revenue	$643,600	$584,980	$1,870,211	$1,743,881

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commission revenue
Trailing
Annuities	$187,330	$175,043	$555,520	$549,936
Mutual funds	134,600	130,116	390,924	400,810
Other	9,878	9,928	26,942	30,418
Total trailing revenue	$331,808	$315,087	$973,386	$981,164
Sales-based
Annuities	$183,974	$152,343	$518,690	$388,447
Mutual funds	34,718	34,074	108,626	121,141
Fixed income	42,286	32,729	113,736	86,947
Equities	27,414	24,278	80,778	88,820
Other	23,400	26,469	74,995	77,362
Total sales-based revenue	$311,792	$269,893	$896,825	$762,717
Total commission revenue	$643,600	$584,980	$1,870,211	$1,743,881
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset-based revenue
Client cash	$360,518	$294,993	$1,157,208	$534,409
Sponsorship programs	118,871	93,344	330,597	299,319
Recordkeeping	105,743	100,926	308,790	315,533
Total asset-based revenue	$585,132	$489,263	$1,796,595	$1,149,261
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service and fee revenue
Over time(1)	$101,129	$90,723	$288,745	$260,469
Point-in-time(2)	34,519	31,022	89,012	86,890
Total service and fee revenue	$135,648	$121,745	$377,757	$347,359
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as IRA custodian fees, error and omission insurance fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, account fees, and conference services.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $138.1 million as of December 31, 2022 to $172.2 million as of September 30, 2023. The increase in unearned revenue for the nine months ended September 30, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $136.7 million of revenue recognized during the nine months ended September 30, 2023 that was included in the unearned revenue balance as of December 31, 2022.
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
NOTE 4 - ACQUISITIONS
Acquisition of Financial Resources Group Investment Services, LLC
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office, in order to expand its addressable markets and complement organic growth. The transaction closed on January 31, 2023 for an initial payment of approximately $140 million with potential contingent payments over the three years following the closing. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. At September 30, 2023, the Company had allocated $129.7 million of the purchase price to goodwill, $53.5 million to definite-lived intangible assets, $45.4 million to liabilities for contingent consideration, $9.0 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition.
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

Other Acquisitions
During the nine months ended September 30, 2023, the Company also allocated $160.7 million to customer relationships and $70.2 million to advisor relationships acquired under its Liquidity & Succession solution and as part of the Company’s acquisition of Boenning & Scattergood’s Private Client Group on January 31, 2023. These transactions include potential contingent payments of $115.9 million, which may become payable over the next five years. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2023 or 2022.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2023 and December 31, 2022, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2023 and December 31, 2022, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At September 30, 2023 and December 31, 2022, the Company did not adjust prices received from the independent third-party pricing services.

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
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$666	$—	$—	$666
Cash equivalents segregated under federal or other regulations	596,034	—	—	596,034
Investment securities — trading:
U.S. treasury obligations	25,041	—	—	25,041
Mutual funds	10,917	—	—	10,917
Money market funds	107	—	—	107
Equity securities	97	—	—	97
Debt securities	—	39	—	39
Total investment securities — trading	36,162	39	—	36,201
Other assets:
Deferred compensation plan	591,942	—	—	591,942
Fractional shares — investment(1)	147,864	—	—	147,864
Other investments		4,218	—	4,218
Total other assets:	739,806	4,218	—	744,024
Total assets at fair value	$1,372,668	$4,257	$—	$1,376,925
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$44	$—	$—	$44
Total securities sold, but not yet purchased	44	—	—	44
Fractional shares — repurchase obligation(1)	147,864	—	—	147,864
Contingent consideration	—	—	49,387	49,387
Total other liabilities	147,908	—	49,387	197,295
Total liabilities at fair value	$147,908	$—	$49,387	$197,295
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s dividend reinvestment program (“DRIP”).

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,639	$—	$—	$13,639
Cash equivalents segregated under federal or other regulations	1,131,040	—	—	1,131,040
Investment securities — trading:
U.S. treasury obligations	24,402	—	—	24,402
Mutual funds	10,679	—	—	10,679
Equity securities	980	—	—	980
Debt securities	—	585	—	585
Money market funds	112	—	—	112
Total investment securities — trading	36,173	585	—	36,758
Other assets:
Deferred compensation plan	489,976	—	—	489,976
Fractional shares — investment(1)	122,253	—	—	122,253
Other investments	—	5,248	—	5,248
Total other assets	612,229	5,248	—	617,477
Total assets at fair value	$1,793,081	$5,833	$—	$1,798,914
Liabilities
Accounts payable and accrued liabilities — contingent consideration	$—	$—	$3,860	$3,860
Other liabilities:
Securities sold, but not yet purchased:
Debt securities	—	61	—	61
Equity securities	20	—	—	20
Mutual funds	4	—	—	4
Total securities sold, but not yet purchased	24	61	—	85
Fractional shares — repurchase obligation(1)	122,253	—	—	122,253
Total other liabilities	122,277	61	—	122,338
Total liabilities at fair value	$122,277	$61	$3,860	$126,198
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

September 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$798,543	$798,543	$—	$—	$798,543
Cash segregated under federal or other regulations	774,074	774,074	—	—	774,074
Restricted cash	105,717	105,717	—	—	105,717
Receivables from clients, net	581,017	—	581,017	—	581,017
Receivables from brokers, dealers and clearing organizations	41,081	—	41,081	—	41,081
Advisor repayable loans, net(1)	318,077	—	—	235,570	235,570
Other receivables, net	723,573	—	723,573	—	723,573
Investment securities — held-to-maturity securities	16,422	—	16,047	—	16,047
Other assets:
Securities borrowed	9,349	—	9,349	—	9,349
Deferred compensation plan(2)	7,987	7,987	—	—	7,987
Other investments(3)	4,694	—	4,694	—	4,694
Total other assets	22,030	7,987	14,043	—	22,030
Liabilities
Client payables	$1,999,555	$—	$1,999,555	$—	$1,999,555
Payables to brokers, dealers and clearing organizations	98,697	—	98,697	—	98,697
Corporate debt and other borrowings, net	3,124,480	—	2,936,206	—	2,936,206

December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$833,880	$833,880	$—	$—	$833,880
Cash segregated under federal or other regulations	1,068,322	1,068,322	—	—	1,068,322
Restricted cash	90,389	90,389	—	—	90,389
Receivables from clients, net	561,569	—	561,569	—	561,569
Receivables from brokers, dealers and clearing organizations	56,276	—	56,276	—	56,276
Advisor repayable loans, net(1)	280,040	—	—	219,062	219,062
Other receivables, net	677,766	—	677,766	—	677,766
Investment securities - held-to-maturity securities	15,852	—	15,471	—	15,471
Other assets:
Securities borrowed	9,626	—	9,626	—	9,626
Deferred compensation plan(2)	6,343	6,343	—	—	6,343
Other investments(3)	4,647	—	4,647	—	4,647
Total other assets	20,616	6,343	14,273	—	20,616
Liabilities
Client payables	$2,694,929	$—	$2,694,929	$—	$2,694,929
Payables to brokers, dealers and clearing organizations	147,752	—	147,752	—	147,752
Corporate debt and other borrowings, net	2,717,444	—	2,530,011	—	2,530,011
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

The following table summarizes investment securities (in thousands):

	September 30, 2023	December 31, 2022
Trading securities — at fair value:
U.S. treasury obligations	$25,041	$24,402
Mutual funds	10,917	10,679
Money market funds	107	112
Equity securities	97	980
Debt securities	39	585
Total trading securities	$36,201	$36,758
Held-to-maturity securities — at amortized cost:
U.S. government notes	$16,422	$15,852
Total held-to-maturity securities	$16,422	$15,852
Total investment securities	$52,623	$52,610
At September 30, 2023, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$4,981	$11,441	$—	$—	$16,422
U.S. government notes — at fair value	$4,871	$11,176	$—	$—	$16,047
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2021	$1,642,443
Goodwill acquired	25
Balance at December 31, 2022	1,642,468
Goodwill acquired	129,714
Balance at September 30, 2023	$1,772,182

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of other intangibles, net were as follows at September 30, 2023 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and enterprise relationships	6.4	$934,704	$(595,557)	$339,147
Product sponsor relationships	2.4	234,086	(206,098)	27,988
Client relationships	12.8	269,741	(45,143)	224,598
Technology	4.8	19,040	(9,426)	9,614
Total definite-lived intangible assets, net		$1,457,571	$(856,224)	$601,347
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$641,166
_______________________________
(1)During the nine months ended September 30, 2023, the Company allocated $230.9 million to intangible assets acquired under its Liquidity & Succession solution and the acquisition of Boenning & Scattergood’s Private Client Group. These intangible assets were comprised primarily of customer relationships with an assigned useful life of 14 years.
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
Total amortization of other intangibles was $27.8 million and $22.7 million for the three months ended September 30, 2023 and 2022, respectively, and $78.6 million and $65.0 million for the nine months ended September 30, 2023 and 2022, respectively. Future amortization is estimated as follows (in thousands):

2023 - remainder	$27,161
2024	108,468
2025	100,094
2026	61,838
2027	56,689
Thereafter	247,097
Total	$601,347

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Other assets:
Deferred compensation	$599,929	$496,319
Prepaid assets	115,727	144,607
Fractional shares — investment(1)	147,864	122,253
Deferred tax assets, net	99,157	98,997
Operating lease assets	95,003	92,534
Debt issuance costs, net	10,382	6,422
Other	79,616	62,098
Total other assets	$1,147,678	$1,023,230

Other liabilities:
Deferred compensation	$598,975	$497,736
Unearned revenue(2)	172,180	138,109
Fractional shares — repurchase obligation(1)	147,864	122,253
Operating lease liabilities	125,412	125,280
Finance lease liabilities	105,516	105,660
Taxes payable	326,859	113,503
Other	99,430	86
Total other liabilities	$1,576,236	$1,102,627
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	September 30, 2023			December 31, 2022
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)(2)	$1,029,875	SOFR+185 bps	7.180%	$1,037,900	LIBOR+175 bps	5.870%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
Total Corporate Debt	2,729,875			2,737,900
Less: Unamortized Debt Issuance Cost	(17,395)			(20,456)
Corporate debt, net	$2,712,480			$2,717,444
Other Borrowings
Revolving Credit Facility(2)(3)	412,000	ABR+37.5 bps / SOFR+147.5 bps	7.002%	—	LIBOR+25 bps	5.642%	3/15/2026
Total other borrowings	$412,000			$—
Corporate Debt and Other Borrowings, Net	$3,124,480			$2,717,444
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)In March 2023, the Company amended its Credit Agreement to transition the Parent Revolving Credit Facility and Term Loan B from London Interbank Offered Rate (“LIBOR”)-based to Secured Overnight Financing Rate (“SOFR”)-based interest rates, which became effective in March and April 2023, respectively.
(3)The Parent’s outstanding balance at September 30, 2023 was comprised of an alternate base rate (“ABR”)-based balance of $40.0 million with the applicable margin of ABR + 37.5 bps (8.875%) and a SOFR-based balance of $372.0 million with the applicable margin of SOFR + 147.5 bps (6.801%).
The following table presents amounts outstanding and available under the Company’s external lines of credit at September 30, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$412	$1,588
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Credit Agreement
On March 13, 2023, LPLFH and LPLH entered into a sixth amendment agreement to the Company’s amended and restated credit agreement (the “Credit Agreement”), which, among other things, replaced LIBOR with SOFR. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2023, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Parent Revolving Credit Facility
On July 18, 2023, LPLH amended its revolving credit facility to, among other things, increase the maximum borrowing from $1.0 billion to $2.0 billion. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 112.5 to 187.5 basis points over SOFR plus 10 basis points or 12.5 to 87.5 basis points over the alternate base rate (the greatest of (i) the NYFRB Rate plus 1/2 of 1%, (ii) the Prime Rate and (iii) the Adjusted Term SOFR Rate for a one month Interest Period plus 1%, each as defined in the Credit Agreement) depending on the Debt Ratings (as defined in the Credit Agreement). In connection with the amendment of the credit facility, LPLH incurred $5.5 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Broker-Dealer Revolving Credit Facility
On July 18, 2023, LPL Financial, the Company’s broker-dealer subsidiary, renewed its committed senior unsecured revolving credit facility that matures on July 16, 2024 and allows for a maximum borrowing of up to $1.0 billion. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.7 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of September 30, 2023.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of September 30, 2023. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There were no balances outstanding under these lines at September 30, 2023 or December 31, 2022.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and enterprises, primarily to newly recruited advisors and enterprises to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or enterprise joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2023 or December 31, 2022.

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

The staff of the SEC proposed a potential settlement with the Company to resolve its civil investigation. Under the SEC’s proposed resolution, the Company would pay a $50.0 million civil monetary penalty. As a result of the foregoing, the Company has recorded $40.0 million in other expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 to reflect the amount of the penalty that is not covered by the Company’s captive insurance subsidiary. The Company has not yet reached a settlement in principle with the SEC, and any settlement agreement remains subject to the negotiation of the civil monetary penalty and definitive documentation.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through its captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and actuarial assumptions and estimates. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. Self-insurance liabilities are included in accounts payable and accrued liabilities in the condensed consolidated statements of financial condition. Self-insurance related charges are included in other expense in the condensed consolidated statements of income.
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance — January 1	$74,071	$67,152
Losses incurred	27,140	27,376
Losses paid	(17,659)	(24,347)
Ending balance — September 30	$83,552	$70,181

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Commitments
As of September 30, 2023, the Company had approximately $485.9 million of client margin loans that were collateralized with securities having a fair value of approximately $680.3 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $242.6 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2023, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $437.7 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $5.4 million and $4.5 million of trading securities pledged to the Options Clearing Corporation at September 30, 2023 and December 31, 2022, respectively, and $19.6 million and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at September 30, 2023 and December 31, 2022, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2023		2022
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$23.6	$0.25	$20.0
Second quarter	$0.30	$23.1	$0.25	$20.0
Third quarter	$0.30	$22.8	$0.25	$20.0
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the nine months ended September 30, 2023 LPLFH repurchased 4,062,437 shares of common stock at a weighted-average price of $215.41 for a total of $875 million. The Company also recognized $7.7 million of excise tax in connection with these repurchases during the nine months ended September 30, 2023. As of September 30, 2023, the Company had $1.1 billion remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 17,754,197 shares authorized for grant under the 2021 Plan and 12,751,630 shares remaining available for future issuance at September 30, 2023.
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2022	673,764	$53.45
Granted	—	$—
Exercised	(101,188)	$45.69
Forfeited and Expired	—	$—
Outstanding — September 30, 2023	572,576	$54.83	3.82	$104,680
Exercisable — September 30, 2023	572,576	$54.83	3.82	$104,680
Exercisable and expected to vest — September 30, 2023	572,576	$54.83	3.82	$104,680
The following table summarizes information about outstanding stock options and warrants as of September 30, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	63,123	$19.85	2.40	63,123	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	161,250	$39.48	3.44	161,250	$39.48
$45.01 - $65.00	53,658	$48.84	1.07	53,658	$48.84
$65.01 - $75.00	139,939	$65.50	4.37	139,939	$65.50
$75.01 - $80.00	154,606	$77.53	5.25	154,606	$77.53
	572,576	$54.83	3.82	572,576	$54.83
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three months ended September 30, 2023 and 2022, no expense during the nine months ended September 30, 2023, and $0.2 million of expense during the nine months ended September 30, 2022. As of September 30, 2023, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the nine months ended September 30, 2023:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2022	814	$173.78	863,174		$149.11
Granted	2,753	$190.92	405,585		$220.57
Vested	(1,999)	$186.29	(439,077)		$108.43
Forfeited	—	$—	(35,519)		$208.71
Outstanding — September 30, 2023	1,568	$187.93	794,163	(1)	$205.43
Expected to vest — September 30, 2023	1,568	$187.93	650,643		$219.43
_______________________________
(1)    Includes 90,253 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $13.5 million and $10.2 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2023 and 2022, respectively, and $44.3 million and $34.9 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, total unrecognized compensation cost for restricted stock awards and stock units was $89.6 million, which is expected to be recognized over a weighted-average remaining period of 2.04 years.
The Company also grants restricted stock units to its advisors and to enterprises. The Company recognized share-based compensation expense of $0.7 million related to the vesting of these awards during both the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.9 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, total unrecognized compensation cost for restricted stock units granted to advisors and enterprises was $6.1 million, which is expected to be recognized over a weighted-average remaining period of 2.35 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$224,291	$232,331	$848,695	$526,620

Basic weighted-average number of shares outstanding	76,062	79,805	77,339	79,909
Dilutive common share equivalents	1,085	1,445	1,100	1,506
Diluted weighted-average number of shares outstanding	77,147	81,250	78,439	81,415

Basic earnings per share	$2.95	$2.91	$10.97	$6.59
Diluted earnings per share	$2.91	$2.86	$10.82	$6.47
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2023 and 2022, stock options, warrants and stock units representing common share equivalents of 9,513 shares and 7,843 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2023 and 2022, stock options, warrants and stock units representing common share equivalents of 120,753 shares and 3,000 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2023
LPL Financial LLC
Net capital	$280,685
Less: required net capital	15,082
Excess net capital	$265,603
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of September 30, 2023, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

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
NOTE 16 - SUBSEQUENT EVENTS
The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on November 27, 2023 to all stockholders of record on November 9, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, to track the performance of our research models and in connection with our dividend reinvestment program. Trading securities are included in investment securities while securities sold, but not yet purchased are included in other liabilities on the condensed consolidated statements of financial condition and can include mutual funds, money market funds, debt securities and equity securities. We enter into market risk sensitive instruments for purposes other than trading, which are included in other assets on the condensed consolidated statements of financial condition and can include deferred compensation plan assets invested in life insurance, money market and other mutual funds, investments in fractional shares held by customers, and other non-traded real estate investment trusts. Changes in the value of our market risk sensitive instruments may result from fluctuations in interest rates, credit ratings of the issuer, equity prices or a combination of these factors.
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
As of September 30, 2023, the fair value of our trading securities was $36.2 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $744.0 million as of September 30, 2023. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2023, $1.4 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2023	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,029,875	$1,023	$2,558	$5,116	$10,232
Revolving Credit Facility	412,000	412	1,030	2,060	4,120
Variable Rate Debt Outstanding	$1,441,875	$1,435	$3,588	$7,176	$14,352
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three and nine months ended September 30, 2023 and 2022. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
July 1, 2023 through July 31, 2023	385,201	$226.85	385,201	$1,287.6
August 1, 2023 through August 31, 2023	431,976	$229.86	431,976	$1,188.3
September 1, 2023 through September 30, 2023	262,275	$241.52	262,275	$1,125.0
Total	1,079,452		1,079,452
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.
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
10.1
Seventh Amendment, dated July 18, 2023, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time.*

22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	October 31, 2023	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	October 31, 2023	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer