Form 10-K
period 2023-12-31
LPL Financial Holdings Inc.
filed 2024-02-21
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16.6 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 16, 2024 was 74,452,950.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which the Company intends to file within 120 days of the fiscal year ended December 31, 2023, are incorporated by reference into Part III.

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
•a potential settlement with the SEC related to its civil investigation into the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices in connection with an industry-wide review of off-platform communications (the “Off-Channel Investigation”);
•the Company’s future revenue and expense;
•future affiliation models and capabilities;
•the expected closing of the Company’s acquisition of Atria Wealth Solutions, Inc. (“Atria”)
•the expected transition and onboarding of advisors, enterprises and assets in connection with our acquisition and recruitment activity;
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
These forward-looking statements reflect the Company’s expectations and objectives as of February 21, 2024. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
ii

•effects of competition in the financial services industry and the success of the Company in attracting and retaining financial advisors and enterprises, and their ability to market financial products and services effectively;
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
•changes in the growth and profitability of the Company’s fee-based offerings;
•the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations;
•the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves;
•the negotiation of the civil monetary penalty and definitive documentation in connection with the settlement of the Off-Channel Investigation;
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
•strategic acquisitions and investments, including pursuant to the Company’s Liquidity & Succession solution, and the effect that such acquisitions and investments may have on the Company’s capital management plans and liquidity;
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

iii

PART I
Item 1.  Business
Overview
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We serve more than 22,000 financial advisors, including advisors at approximately 1,100 enterprises and at approximately 570 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. Through our comprehensive platform, we offer integrated technology solutions; brokerage and advisory platforms; clearing, compliance, business and planning and advice services; consultative practice management programs and training; and in-house research to help our advisors deliver advice to their clients and run successful businesses.
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
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC (“Allen & Company”), along with their affiliate, Financial Resources Group Investment Services, LLC (“FRGIS”), provide primary support for the Company’s employee advisor affiliation model.
Our Strategy
At LPL, our mission is to take care of our advisors so they can take care of their clients. Our vision is to become the leader across the advisor-mediated marketplace by empowering advisors to deliver advice to their clients and operate thriving businesses. In order to achieve this vision, our strategy is to meet advisors and enterprises where they are in the evolution of their businesses, provide capabilities to help advisors differentiate and win investors, create an industry-leading service experience that delights advisors and enterprises and their clients, and help advisors and enterprises run the most successful businesses in the industry.
Our Business
Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. We offer no proprietary products of our own, and, as a result, we enable the independent financial advisors and enterprises that we support to offer their clients lower-conflict advice.

We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse financial services professionals who support approximately 8.3 million client accounts. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth management. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.
The majority of our advisors are independent practitioners who are viewed as local providers of independent advice. Many of our advisors operate under their own business name, with LPL offering assistance with their branding, marketing and promotion and regulatory review. We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of advisory fees and brokerage commissions than the captive channels — generally 80-100% compared to 30-50% for captive channels. Most of our independent financial advisors are business owners who, unlike their captive counterparts, also benefit from building equity value in their own businesses. We also support advisors through our independent employee advisor affiliation model, where they benefit from a full-service employee relationship with us while generally retaining ownership of their client relationships in exchange for a slightly lower payout than our traditional independent model. Furthermore, we believe that our technology and service platforms enable our advisors to operate their practices with a greater focus on serving investors at a lower cost than other independent advisors.
Our more than 22,000 advisors average over 20 years in the industry, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients whether they conduct brokerage business, offer brokerage and/or fee-based services on our corporate RIA platform, or provide fee-based services through their own RIA.
Advisors licensed with LPL Financial as investment advisory representatives conduct fee-based business on our corporate RIA platform, and advisors licensed with LPL Financial as registered representatives conduct commission-based business on our brokerage platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial’s investment advisory representative or registered representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports approximately 570 independent RIA firms that conduct their business through separate registered investment advisor firms (“Independent RIAs”) with approximately 6,300 advisors who conduct their advisory business through these separate entities. Independent RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Independent RIAs engage us for technology, clearing and custody services, as well as access to our investment platforms and business services. Advisors associated with Independent RIAs retain 100% of their advisory fees, and in return, we charge separate fees for custody, trading, administrative and support services. In addition, some financial advisors associated with Independent RIAs are registered representatives of LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in the enterprise channel, providing support to over 3,600 financial advisors at approximately 1,100 enterprises nationwide. The core capabilities of these enterprises may not include investment and financial planning services, or they may find the technology, infrastructure and regulatory requirements of supporting such services to be cost-prohibitive. For these enterprises, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the enterprises to focus more attention and capital on their core businesses.
Finally, we provide support to approximately 3,800 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.

Our Value Proposition
We are dedicated to making it easy for advisors to do what is best for their clients. Our scale and self-clearing platform enable us to provide advisors with the capabilities they need, and the service they expect, at a compelling price. We are dedicated to continuously improving the processes, systems and resources we leverage to meet these needs.
We support our advisors by providing front-, middle- and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing services, compliance services, consultative practice management programs and training, business services and planning and advice services, along with in-house research. The comprehensive and increasingly automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
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

Business Services and Planning and Advice Services
We provide business services to advisors in areas critical to the operation of their practices, such as marketing, accounting and transaction support. Our business services portfolio includes professional services and business optimizer offerings. Professional services offerings, including CFO Solutions, Marketing Solutions, Admin Solutions, Advisor Institute, Bookkeeping, Partial Book Sales, and CFO Essentials are digital and employee-powered solutions that provide expertise to increase business-level growth and operational efficiency. Business optimizer offerings, including M&A Solutions, Digital Office, Resilience Plans and Assurance Plans, are digital solutions that provide risk mitigation and business continuity services to support practice operations and succession planning.

Our planning and advice services are digital and employee-powered solutions that help advisors and enterprises expand the breadth and depth of their advice in areas such as tax planning, paraplanning and private client support for high-net-worth relationships. The focus of planning and advice services is helping advisors increase marketplace differentiation while limiting additional complexity and risk. We are expanding our portfolio of services to address new advisor needs while also enhancing our existing solutions to deliver an industry-leading customer experience.
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
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with curated access to a broad range of commission, fee-based, cash and money market products and services. The sales and administration of these products are facilitated through our technology solutions, which allow our advisors to access client accounts, product information, asset allocation models, investment recommendations and economic insight, as well as to perform trade execution.
Fee-Based Platforms and Support
We have various fee-based platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain options strategies, unit investment trusts, institutional money managers and no-load multi-manager variable annuities. As of December 31, 2023, the total advisory assets under custody in these platforms, through both our corporate RIA and Independent RIA advisory platforms, were $735.8 billion.
Commission-Based Products
Commission-based products include those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, fixed income, alternative investments, retirement and 529 education savings plans and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2023, the total brokerage assets in commission-based products were $618.2 billion.

Client Cash Programs
Our client cash programs include two Federal Deposit Insurance Corporation (“FDIC”) insured bank sweep vehicles, a client cash account and a money market account, which enable our advisors to manage their clients’ cash balances. As of December 31, 2023, the total assets in our client cash programs, which are held within advisory and brokerage accounts, were $48.5 billion.
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
Our Financial Model
Our overall financial performance is a function of the following:
•Our revenue stems from diverse sources, including advisor-generated advisory fees and commission revenue, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances, service and fee revenue, transaction revenue and revenue for other ancillary services that we provide. Revenue is not concentrated by advisor, product or geography. For the year ended December 31, 2023, no single relationship with our independent advisor practices or enterprises accounted for more than 2% of our advisory and commission revenue, and no single advisor accounted for more than 1% of our advisory and commission revenue.
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
Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, subject to certain regulatory parameters, which has helped us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers, banks, other RIAs and other independent broker-dealers. Our platform can accommodate a variety of independent advisor business models, including financial advisors as independent contractors, employee advisors and Independent RIAs. The flexibility of our business model enables our advisors to select their preferred affiliation model and product mix as their business evolves and preferences change within the market or their client base all within an environment that allows for evolution with minimal interruption to their business and their clients.
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
Attracting New Assets to Our Platform
We intend to grow the assets served by our platform across traditional markets and through new affiliation models. Ongoing investment in and enhancements to our platform and support teams have led to an expanded pipeline. We have also experienced momentum from a continued expansion of our advisor affiliation models, which has attracted prospects from new sources. Finally, we have opened up a new market with our newest enterprise affiliation model resulting in strategic relationships with M&T Bank Corporation, BMO Harris Financial Advisors, CUNA Brokerage Services, Inc., People’s United Bank, Bancwest Investment Services and Commerce Financial Advisors. Most recently, we announced an agreement with Prudential to transition the brokerage and investment advisory assets of Prudential Advisors, Prudential’s retail wealth management business, from its current third-party custodian to the Company’s Institution Services platform in the second half of 2024, subject to receipt of regulatory approval and other conditions. Related investments in our enterprise platform have generated interest from new enterprise clients.

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
Workforce
As of December 31, 2023, we had approximately 8,400 full-time employees, all of whom are located in the U.S. Approximately 49% of our employees self-identify as women and 40% self-identify as Black, Indigenous or People of Color.
Talent Management and Culture
Due to the complexity of our business, we compete with other companies for top talent, both inside and outside of our industry, and in multiple geographical areas within the United States. Our Human Capital efforts focus on further developing our culture of service in concert with our mission statement: We take care of our advisors so they can take care of their clients. To that end, we seek employees who are committed to excellence, integrity and living our values. Our employees are one team on one mission: to seek, embrace and apply feedback, stop and consider the big picture, and deliver results for our advisors and their clients.
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
We offer an array of benefits intended to meet the diverse needs of our employees and their eligible dependents. From healthcare to holidays, our aim is to help our employees enjoy happy and healthy lifestyles while maintaining work-life balance. We offer comprehensive benefits to all full-time employees and part-time employees working at least 30 hours per week, which equates to over 99% of our workforce. Our health and welfare benefits include, among other things: medical coverage; dental and vision coverage; healthcare and dependent-care flexible spending accounts; Health Savings Accounts; accident and critical illness coverage; life and accidental death and dismemberment insurance; short-term and long-term disability insurance; and the LPL Live Well employee wellbeing program, which supports employees and their family members in their wellness journeys as well as offering targeted and focused programming for mental health, Type 2 Diabetes care and maternity management.

Recruiting
As a Fortune 500 company focused on innovation and growth, talent drives the success of our company. Therefore, we are focused on attracting and retaining our employees. To reach a diverse pool of talent, we are continually in the market and take a multi-faceted approach to recruiting in pursuit of diverse, entrepreneurial and dedicated team members. By expanding our reach and sourcing efforts and implementing diverse recruitment methods, we seek to create a workforce representative of the communities and partners we serve.
We continue to invest in talent recruitment channels to introduce emerging talent to the opportunities within wealth management and financial services. As part of our university recruitment strategy, we have expanded partnerships with colleges and universities in the local communities we serve and beyond. We continuously seek ways to collaborate with students, faculty and diverse campus organizations to increase exposure and opportunities for students. LEAP, our Leadership Excellence and Achievement Program, encompasses the Company’s emerging talent initiatives and offers internship, part time and full time opportunities to develop the next generation of leaders.
Training and Development
We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. To ensure that new employees integrate into our culture and their daily work, we provide a robust new-hire experience, as well as extensive ongoing training for existing employees to acquaint them with our business. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance, and we offer professional development opportunities through training sessions, on-demand learning and cross-departmental workshops, resulting in over 170,000 completed courses and workshops and approximately 200,000 development hours for our employees. In addition, we have mentorship programs that pair employees with more experienced professionals, giving mentees access to experience, expertise, and guidance. To help employees determine the next steps in their careers, we continue to provide a Career Growth Portal that provides employees with tools, resources, training courses and assessments as they chart their career paths. Lastly, we have created skills cards with curated content targeting key skills and desired capabilities to help employees develop.
Employee Safety
We aim to provide a safe, inclusive environment for our employees where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions and require our personnel to attend regular training sessions and workshops on those topics.
To promote health and safety in our workplace, we have an environment, health and safety function that partners with others across the organization to support compliance with applicable workplace health and safety requirements. We also have a cross-functional team, with members who have been trained to conduct threat assessments to support workplace violence prevention. We provide leaves of absence and workplace accommodations, and we provide employees with the flexibility to support their individual circumstances, where possible. In addition, the LPL Financial Foundation continues to support the LPL Care Fund, an employee-to-employee relief fund created to help employees facing unexpected and unavoidable financial hardships as a result of a natural disaster or epidemic by providing tax-free grants.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion (“DEI”) efforts are overseen by our chief executive officer, chief human capital officer and chief diversity officer. In 2023, the management committee received quarterly updates on DEI-related issues. Our Board of Directors, its compensation and human resources committee and its nominating and governance committee, which oversees our environmental, social and governance program, also received multiple updates on our progress in this area.
At LPL, we believe that well-being is more than just physical safety and that our employees should feel welcome and supported as who they are. We seek to foster a culture of inclusivity. Our employee-led resource groups give voice to the needs, concerns and experiences of various diverse groups so that our leaders can ensure that all employees, regardless of background, are valued, respected and fully supported.
Continuous improvement is a pillar of our culture, and we regularly solicit employee feedback on the effectiveness and quality of our programs, including our diversity and inclusion programs, and their level of engagement with our business. We use this feedback to improve our programs and processes and inform decisions about our business.
In furtherance of our commitment to cultivating diversity of thought and ideas within the organization, we sponsor and encourage all of our team members to participate in Employee Resource Groups to leverage the individual talents and share the perspectives and experiences of our employees across all demographics. These include, but are not limited to, groups open to all employees focusing on the experience of individuals who identify as African-American, Asian-American and Pacific Islander, Hispanic, LGBTQ, Veterans, Women, People with Disabilities and Working Parents.
Finally, our professional development and recruitment efforts include targeted outreach to and collaborations with organizations that serve historically underserved and underrepresented populations. We closely monitor employee turnover across a variety of dimensions to evaluate our effectiveness in retaining personnel. In addition, our DEI talent attraction efforts are centered on strengthening relationships with community partners, particularly historically Black colleges and universities. Our goal has been to broaden the pool of talented applicants to include groups historically underrepresented so that we can truly reach the best candidates, and our efforts towards this goal helped create a 2023 class of interns with significant representation by people identifying as a woman and/or as Black, Indigenous or a Person of Color.
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
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, anti-money laundering, cybersecurity, credit risk management and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also subject to state securities laws and regulated by state securities administrators in those jurisdictions where they do business. Applicable laws, rules and regulations may be subject to varying interpretations and change from time to time.
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
LPL Financial's recommendations to retail customers are subject to a standard of conduct specified by the SEC (“Reg BI”). Reg BI requires that, when making recommendations, broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, the DOL has proposed a “Retirement Security Rule” that would broaden the definition of fiduciary advice and modify the prohibited transaction exemptions in effect as of the date of this Annual Report that enable investment advice fiduciaries to receive compensation on transactions as a result of fiduciary recommendations to a plan covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), IRA or other account covered by Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). Compliance with proposed conduct standards could increase the complexity and costs of our compliance or affect our revenue streams, including, in the case of the DOL proposal, our ability to rely on the current prohibited transaction exemptions. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. As industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. It is unclear how and whether other regulators, including banking regulators, and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by Reg BI and the DOL.
Investment Adviser Regulation
As an investment adviser registered with the SEC, our subsidiary LPL Financial is subject to the requirements of the Advisers Act, and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.
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
Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, LPL Employee Services, LLC, PTC, Fiduciary Trust Company of New Hampshire and LPLIA, are subject to ERISA, Section 4975 of the Code, and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients, plan participants and retirement, health and educational accounts that are subject to ERISA or Section 4975 of the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
The DOL has a “five-part test” defining fiduciary “investment advice” under ERISA and the Code (the “Five-Part Test”). Under this test, providing non-discretionary investment advice or recommendations with respect to a covered account can cause a person to be a fiduciary under ERISA and/or the Code if the advice is provided for a fee, on a regular basis, and subject to a mutual understanding that the advice will be personalized to the needs of the advice recipient and used as a primary basis for an investment decision. In addition, the DOL has proposed a “Retirement Security Rule” that would modify the Five-Part Test to broaden the definition of fiduciary advice and the prohibited transaction exemptions in effect as of the date of this Annual Report.
The DOL’s prohibited transaction exemption 2020-03 (“PTE 2020-02”) provides broad exemptive relief for receiving variable or transaction-based compensation, and certain other “prohibited transactions,” in connection with fiduciary investment advice to investors using covered accounts if certain conditions are met. The preamble to this exemption also included the DOL’s new and expanded interpretation of when providing a rollover recommendation (or potentially other recommendations) could result in fiduciary status under the historic Five-Part Test. This new interpretation, as well as other guidance issued by the DOL in connection with this interpretation, has been the subject of multiple litigations in federal district courts challenging the DOL’s authority to issue it. On February 13, 2023, a federal court issued a decision that invalidated, in part, the DOL’s interpretation of who qualifies as a fiduciary under ERISA in providing a rollover recommendation. We operate our business in compliance with a number of DOL prohibited transaction exemptions, including PTE 2020-02, where applicable. However, as industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, and the outcomes of litigation remain pending, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. In addition, it is unclear how and whether the DOL and other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to or enforce elements of the Five-Part Test and PTE 2020-02 rules or interpretations.
The DOL also proposed amendments to the definition of “fiduciary” under ERISA and the Code and certain of its existing prohibited transaction exemptions, which we expect, if completed, to result in increased legal, compliance, information technology and other costs and could lead to a greater risk of client lawsuits and enforcement activity by the DOL and other regulators. The effect of any future DOL regulations and changes on our retirement plan business cannot be anticipated or planned for but may have further impacts on our products and services and results of operations.
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
•Our business could be materially adversely affected as a result of the risks associated with acquisitions, investments, and strategic relationships.
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
•Restrictions under our Credit Agreement may prevent us from taking actions that we believe would be in the best interest of our business.
•Provisions of our Credit Agreement and certain of the Indentures could discourage an acquisition of us by a third-party.
•Our insurance coverage may be expensive and we may exceed our limits of insurance coverage.
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
Risks Related to Our Regulatory Environment
•Any failure to comply with applicable federal or state laws or regulations, or self-regulatory organization rules, exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation.
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
•A cyber-attack or other security breach of our technology systems or those of our advisors or third-party vendors could negatively impact our normal operations and, as a result, subject us to significant liability and harm our reputation.
•Failure to comply with the complex privacy and data protection laws and regulations to which we are subject could result in adverse action from regulators and adversely affect our business, reputation, results of operations and financial condition.
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
We derive a large portion of our revenue from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors and the assets they serve. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to other advisors on our platform, or if advisor migration away from wirehouses to independent channels slows, our business may suffer.
The market for experienced and productive advisors is highly competitive, and we devote significant resources to attracting and retaining well-qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies, other independent broker-dealers and RIA firms. If we are not successful in retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
More broadly, we are subject to competition in all aspects of our business from:
•brokerage and investment advisory firms, including national and regional firms, as well as Independent RIAs;
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
The outcomes of any such legal or regulatory proceedings, including litigations, arbitrations, inquiries, investigations and enforcement proceedings by the SEC, FINRA, DOL and state securities regulators or attorneys general, are difficult to predict. A negative outcome in such a matter could result in substantial legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us. Further, such negative outcomes individually or in the aggregate may cause us significant reputational harm and could have a material adverse effect on our ability to recruit or retain financial advisors or institutions, or our results of operations, cash flows or financial condition.
We may face liabilities for deficiencies or failures in our supervisory and regulatory compliance systems and programs. We may also face liabilities for actual or alleged breaches of legal duties to clients of our advisors or Independent RIAs, including in respect of issues related to the financial products we make available or the investment advice or securities recommendations our advisors or Independent RIAs provide to their clients.
In addition, the administration of client accounts involves operational processes such as recordkeeping and accounting, security pricing, corporate actions, and account reconciliations that are complex and rely on various tools and resources. Failure to properly perform operational tasks or errors in the design or function of these tools, could subject us to regulatory sanctions, penalties or litigation and result in reputational damage, and liability to clients.
We are subject to various standards of care, including in some cases fiduciary obligations. Moreover, new and developing state and federal regulatory requirements with respect to standards of care and other obligations, as discussed under “Risks Related to Our Regulatory Environment” below, may introduce new grounds for legal claims or enforcement actions against us in the future, in particular with respect to our brokerage services. We may also become subject to claims, allegations and legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims, or matters involving others’ intellectual property or other proprietary rights, including infringement or misappropriation claims.
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
Misconduct and errors by our employees, advisors or Independent RIAs could be difficult for us to detect and could result in actual or alleged violations of law by us, investigations, litigation, regulatory sanctions, or serious reputational or financial harm. Although we have designed policies and procedures to comply with applicable laws, rules, regulations and interpretations, we cannot always prevent or detect misconduct and errors by our employees, advisors or Independent RIAs, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are typically not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges, particularly in the case of complex products or supervision of outside business activities, including those conducted through Independent RIAs. In addition, although we provide our advisors with requirements and recommendations for their office technology, we cannot fully control or monitor the extent of their implementation of our requirements and recommendations. Accordingly, we cannot assure that our advisors’ technology meets our standards, including with regard to information security and cybersecurity. We also cannot assure that misconduct or errors by our employees, advisors or Independent RIAs will not lead to a material adverse effect on our business, or that our insurance will be available or sufficient to cover the cost to our business of such misconduct or errors.
We rely on third-party service providers, including off-shore providers, to perform technology, processing and support functions, and our operations are dependent on financial intermediaries that we do not control.
We rely on outsourced service providers to perform certain technology, processing and support functions. For example, we have an agreement with Refinitiv US LLC (“BETAHost”), under which it provides us key operational support, including data processing services for securities transactions and back office processing support. Our use of third-party service providers may decrease our ability to control operating risks and information technology systems risks.
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
We have transitioned certain business and technology processes to off-shore providers, which has increased the related risks described above. For example, we rely on several off-shore service providers, operating in multiple locations, for functions related to cash management, account transfers, information technology infrastructure and support and document indexing, among others. To the extent third-party service providers are located in foreign jurisdictions, we are exposed to risks inherent in such providers conducting business outside of the United States, including international economic and political conditions as well as natural disasters, and the additional costs associated with complying with foreign laws and fluctuations in currency values.
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
•actual or alleged events of default under our Credit Agreement, Broker-Dealer Revolving Credit Facility, Indentures or other agreements governing our indebtedness;
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
Our business could be materially adversely affected as a result of the risks associated with acquisitions, investments and strategic relationships.
We have made acquisitions and investments and entered into strategic relationships in the past and plan to pursue further acquisitions, investments and strategic relationships in the future, including in connection with our institution offering and Liquidity & Succession solution. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation, or the acquired business could fail to further our strategic or financial goals.
We can provide no assurances that advisors who join LPL Financial through acquisitions or investments in advisor practices will remain at LPL Financial. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition, and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management’s attention or other resources from other business concerns, and any of these factors could have a material adverse effect on our business. For more information about risks relating to updating our technology in connection with our business development opportunities, see “We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions” below.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
We have adopted policies and procedures to identify, monitor and manage our risk. These policies and procedures, however, may not be effective and may not be adapted quickly enough to respond effectively to changed circumstances. Some of our compliance and risk evaluation functions depend upon information technology systems, information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be available, accurate, complete or up-to-date. Also, because many of our advisors work in decentralized offices, additional risk management challenges exist, including with regard to advisor office technology, vendors and information security practices. In addition, our existing systems, policies and procedures, and staffing levels may be insufficient to support a significant increase in our advisor population. Any such increase could require us to increase our costs, including information technology costs, in order to maintain our compliance and risk management obligations, or strain our existing policies and procedures as we evolve to support a larger advisor population. If our systems, policies and procedures are not effective, or if we are not successful in capturing risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
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
LPL Financial provides clearing services and trade processing for our advisors and their clients and certain institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of our advisors’ clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities, as well as losses and liabilities in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to losses resulting from adverse movements in the prices of such securities.
Our indebtedness could adversely affect our financial condition and may limit our ability to use debt to fund future capital needs.
At December 31, 2023, we had total indebtedness of $3.7 billion, of which $1.3 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate and limit our ability to borrow additional funds. With interest rate increases, our interest expense has increased because borrowings under our Credit Agreement are based on variable interest rates.

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
Our Credit Agreement and the Indentures governing our Notes permit us to incur additional indebtedness. Under our Credit Agreement we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments subject to certain limitations. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, other obligations that do not qualify as “indebtedness” under the terms of our Credit Agreement are not restricted by that agreement. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
A credit rating downgrade would not impact the terms of our repayment obligations under the Credit Agreement or the Indentures. However, a credit rating downgrade to a below investment grade rating could cause currently suspended restrictive covenants and guarantees under certain of our Indentures to automatically be reinstated. Any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness. In addition, if such downgrade were to occur, or if ratings agencies indicated that a downgrade may occur, perceptions of our financial strength could be damaged, which could affect our client relationships and decrease the number of investors, clients and counterparties that do business with us.
Restrictions under our Credit Agreement may prevent us from taking actions that we believe would be in the best interest of our business.
Our Credit Agreement contains customary restrictions on our activities, including covenants that may restrict us from:
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
These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants or covenants under our Broker-Dealer Revolving Credit Facility and are unable to obtain waivers, we would be in default under our Credit Agreement or the Broker-Dealer Revolving Credit Facility, as applicable. As a result, payment of the indebtedness could be accelerated, which may permit acceleration of indebtedness under the Indentures and other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Provisions of our Credit Agreement and certain of the Indentures could discourage an acquisition of us by a third-party.
Certain provisions of our Credit Agreement and the Indentures could make it more difficult or more expensive for a third-party to acquire us, and any of our future debt agreements may contain similar provisions. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our Credit Agreement may be accelerated and become due and payable and, under certain of the Indentures, noteholders will have the right to require us to repurchase our senior unsecured notes (the “Notes”) issued under such Indentures at a purchase price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to but not including the purchase date. A potential acquirer may not have sufficient financial resources to purchase our outstanding indebtedness in connection with a change of control.
Our insurance coverage may be expensive and we may exceed our limits of insurance coverage.
We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases.
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess Securities Investor Protection Corporation, business interruption, cyber and data breach, error and omission and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate based on our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. The availability of coverage depends on the nature of the claim and the adequacy of reserves, which in turn depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period. Further to the difficulties noted above regarding assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding, such assessment requires complex judgments, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future unforeseen circumstances cause us to exceed the limits of our insurance coverage or some or all of our insurance proves to be unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
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
Risks Related to Our Regulatory Environment
Any failure to comply with applicable federal or state laws or regulations, or SRO rules, exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation.
Our business, including securities and investment advisory services, is subject to extensive regulation under both federal and state laws, rules and regulations, as well as SRO rules. Our subsidiary LPL Financial is:
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
The SEC, FINRA, DOL, CFTC, NFA, OCC, various securities and futures exchanges and other United States and state-level governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations or interpretations. There can be no assurance that other federal or state agencies will not attempt to further regulate our business or that specific interactions with foreign countries or foreign nationals will not trigger regulation in non-U.S. law in particular circumstances. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations and interpretations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, supervisory and risk management personnel. We cannot assure you that our systems and procedures are, or have been, effective in complying with all applicable laws, rules and regulations and interpretations. In particular, the diversity of information security environments in which our services are offered makes it difficult to ensure a uniformly robust level of compliance. Regulators have in the past raised, and may in the future raise, concerns with respect to the quality, consistency or oversight of certain aspects of our compliance systems and programs and our past or future compliance with applicable laws, rules and regulations.
As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters. For example, in October 2022, we received a request for information from the SEC in connection with an investigation of the

Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that we have not approved. Under the SEC’s proposed resolution, we would pay a $50.0 million civil monetary penalty. As a result of the foregoing, we have recorded $40.0 million in other expense on the consolidated statements of income for the year ended December 31, 2023, to reflect the amount of the penalty that is not covered by our captive insurance subsidiary. We have not yet reached a settlement in principle with the SEC, and any settlement agreement remains subject to negotiation of the civil monetary penalty and definitive documentation. For more information, see Note 14 - Commitments and Contingencies within the notes to the consolidated financial statements in this Annual Report on Form 10-K.
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
We have established a captive insurance subsidiary that underwrites insurance for various regulatory and legal risks, although self-insurance coverage is not available for all matters, and may not be sufficient to protect us from losses we may incur. For more information about the potential limits of our insurance coverage, including our self-insurance coverage, see “Our insurance coverage may be expensive and we may exceed our limits of insurance coverage” above.
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
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements and additional costs. The regulatory environment, including a significant number of rule proposals from the SEC, continues to evolve, and will likely increase the complexity of operating our business. For example, regulators have introduced and adopted rules that subject broker-dealers and investment advisers to a higher standard of care. This includes the SEC’s Reg BI, fiduciary duty rules in Massachusetts and Nevada, and state best interest standards applicable to broker-dealers or the sale of certain annuity and insurance products. In addition, the DOL proposed a “Retirement Security Rule” that would broaden the definition of fiduciary advice and modify the prohibited transaction exemptions that enable firms to receive various types of compensation. These developments could negatively impact our results, including by increasing our expenditures related to legal, compliance, and information technology and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
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
The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering into or acquiring new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control. FINRA Rule 1017 generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a 25% or more change in the ownership of a FINRA member that results in one person or entity directly or indirectly owning or controlling 25% or more of such member. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs or impose additional transaction terms in connection with a proposed change of control or material change in business operations of us or a FINRA member that we seek to acquire. As a result of these regulations, our future efforts to sell shares, raise additional capital or participate in acquisition activity may be delayed, prohibited or limited.
In addition, the SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. Our registered broker-dealer subsidiaries, including LPL Financial, are subject to Rule 15c3-1 (“Net Capital Rule”) under the Exchange Act, and related requirements of SROs. The CFTC and NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiaries, including LPL Financial, could be restricted in the event they experience a net capital shortfall, which in turn could limit our ability to repay debt, redeem or repurchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could also adversely affect our ability to expand or maintain our present levels of business.
Failure to comply with ERISA regulations and certain tax-qualified plan laws and regulations could result in penalties against us.
As discussed above, we are subject to ERISA and Section 4975 of the Code, and to regulations promulgated thereunder, insofar as we provide services with respect to plan clients, or otherwise deal with plans, participants and certain types of investment/savings accounts that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA and the related rules or interpretations) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section

4975(e)(1)), which include, for example, IRAs and certain Keogh plans and other qualified savings accounts, and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 also imposes excise taxes for violations of these prohibitions. Our failure to comply with ERISA and the Code could result in significant penalties against us that could have a material adverse effect on our business or severely limit the extent to which we could act as fiduciaries for or provide services to these plans.
Risks Related to Our Technology
We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions.
Our business relies extensively on electronic data processing, storage and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs, support our regulatory compliance and reporting functions, and better serve advisors and their clients. Our continued success will depend, in part, upon our ability to continue to invest significant resources on our technology systems in order to:
•successfully maintain and upgrade the capabilities and resiliency of our systems;
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
Extraordinary trading volumes, malware, ransomware or attempts by hackers to introduce large volumes of fraudulent transactions into our systems, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability or failure to effectively upgrade those systems, implement new technology-driven products or services, or implement adequate disaster recovery capabilities, could result in financial losses, unanticipated disruptions in our service, liability to our advisors or advisors’ clients, compliance failures, regulatory sanctions and damage to our reputation.
We continually update our technology platform with the goal of improving its reliability, resiliency, security and functionality, including in connection with regulatory requirements, acquisitions and strategic relationships. While we seek to implement these updates with no or limited interruption to our operations or the availability of our systems, we may not be successful and resulting interruptions could be widespread, lengthy, or both. Even if no interruption occurs, these updates may not result in the benefits to our systems that we contemplate. For example, we are upgrading our technology systems in connection with our current and future business development opportunities, pending acquisitions, investments and strategic relationships. These efforts involve a significant investment of financial and personnel resources and we cannot guarantee that these upgrades or the investments that support them will be completed successfully, on time or at all, or that they will not result in interruptions to the availability of our technology systems or business operations. More generally, our failure to upgrade our systems successfully could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to achieve our growth objectives. For more information about risks related to upgrading our technology platform, see “Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform or the introduction of a competitive platform could have material adverse effect on our business” below.
Our operations rely on the secure processing, storage and transmission of confidential and other proprietary information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to strengthen the security of these systems as circumstances warrant, our computer systems, software and networks are to some degree vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems. To the extent third parties, such as product sponsors, also retain similarity sensitive information about our advisors or their clients, their systems may face similar vulnerabilities. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require our advisors to maintain certain minimum security levels and adopt certain security procedures by policy, we cannot ensure the universal or consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or our counterparties’ confidential and other proprietary information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to confidential client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
We currently and may in the future use, develop, and incorporate within our technology platform and services, systems and tools that incorporate artificial intelligence (“AI”) and machine learning, including generative AI. As with many innovations, AI and machine learning present risks and challenges that could adversely impact our business. The development, adoption and application of generative AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption or failure in our AI and machine learning systems or infrastructure could result in delays or errors in our products and services. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the use and deployment of AI and machine learning. Any of the foregoing may result in harm to our business, results of operations or reputation.

The legal and regulatory landscape surrounding AI and machine learning technologies is rapidly evolving and remains uncertain, including in the areas of intellectual property, cybersecurity, privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to use, development and deployment of AI and machine learning. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI and machine learning technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.
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
Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, or to update our technologies, websites and web-based applications to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these threats and evolving standards. We will also be required to effectively and efficiently govern, manage and ensure timely enhancements to our systems, including in their design, architecture and interconnections as well as their organizational and technical protections. The SEC has proposed new cybersecurity regulations for investment advisers, and other new regulations may be promulgated by relevant federal and state authorities at any time. In addition, compliance with regulatory expectations may become increasingly complex as more state regulatory authorities issue or amend regulations, which sometimes conflict, governing handling of confidential information by companies within their jurisdiction. Several states have promulgated cybersecurity requirements that impact our compliance obligations. Compliance with these regulations also could be costly and disruptive to our operations, and we cannot provide assurance that the impact of these regulations would not, either individually or collectively, be material to our business.

Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons or malicious computer code, we or our advisors could experience data loss, operational disruptions, financial loss, harm to reputation, regulatory violations, class action and commercial litigation and significant business interruption or loss. In addition, vulnerabilities of our external service providers or within our software supply chain could pose security risks to client information. If any such disruption or failure occurs, or is perceived to have occurred, we or our advisors may be exposed to unexpected liability, advisors or their clients may withdraw assets, our reputation may be harmed and there could be a material adverse effect on our business. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are targeted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Even though we monitor and seek to improve the security of our information technology systems, they remain vulnerable to security risks, and there can be no guarantee that they will not be subject to unauthorized access. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data, but disloyal or negligent insiders pose risks. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures or bypass authentication controls could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, or accounts and to disable the functioning or use of applications or technology assets. Such activity could, among other things:
•damage our reputation;
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
A cyber-attack or other security breach of our technology systems or those of our advisors or third-party vendors could negatively impact our normal operations, and as a result, subject us to significant liability and harm our reputation.
We cannot be certain that our systems and networks will not be subject to successful attacks, despite the measures we have taken and may take in the future to address and mitigate cybersecurity, privacy and technology risks. Additionally, in the course of operations, we share sensitive proprietary information and personal data with vendors, third parties and other financial institutions. We also rely upon software and data feeds from various third parties. Although we have a third party management program and conduct due diligence before sharing sensitive data with third-party vendors, this due diligence may not uncover administrative, technical or electronic gaps or flaws in their processes or systems. In the past we have experienced limited breaches of information security with our vendors, which have led to notification costs and reputational harm with regulators, current and potential advisors, and advisors’ clients, and we may experience similar or more significant events in the future. Future data security incidents involving individual and regulatory notifications could lead to litigation involving other financial institutions, class actions, regulatory investigations or other harm.

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
These incidents could involve operational disruptions, notification costs, ransom payments and reputational harm, investigations, litigation and fines with regulators, and increases in insurance premiums as well as litigation, financial disputes and reputational harm with current and potential advisors and advisors’ clients.
Failure to comply with the complex privacy and data protection laws and regulations to which we are subject could result in adverse action from regulators and adversely affect our business, reputation, results of operations and financial condition.
Many aspects of our business are subject to comprehensive legal requirements concerning the collection, use and sharing of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act and an ever-increasing number of state laws and regulations, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act. Similar laws are in force in Colorado, Connecticut, Utah, and Virginia, and other such laws will go into force over the next few years. We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for the improper use or disclosure of personal information. We continue to monitor regulations related to data privacy and protection on both a domestic and international level to assess requirements and impacts on our business operations. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and our exposure to regulatory investigations, enforcement, fines, and penalties, any of which could negatively impact our business and operations. Failure to comply with these obligations could result in legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and institutions. Depending on the nature of the violation, we may be required to offer restitution or remediation to customers, and the costs of doing so could exceed our loss reserves.
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
Maintaining competitive technology requires us to make significant capital investments, both in the near term and longer-term. There cannot be any assurance that we will have sufficient resources to adequately update and expand our information technology systems or capabilities, or offer our services on the personal and mobile computing devices that may be preferred by our advisors and/or their clients, nor can there be any assurance that any upgrade or expansion efforts will be sufficiently timely, successful, secure and accepted by our current and prospective advisors or their clients. The process of upgrading and expanding our systems has at times caused, and may in the future cause, us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A breakdown in advisors’ systems could have similar effects. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. Security, stability and regulatory risks also exist because parts of our infrastructure and software are beyond their manufacturer’s stated end of life. We are working to mitigate such risks through additional controls and increased modernization spending, although we cannot provide assurance that our risk mitigation efforts will be effective, in whole or in part. For more information about risks related to upgrading our technology, see “We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions” above.
Inadequacy or disruption of our business continuity and disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.
We have made significant investments in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, ransomware attack, human error, loss of power, computer and/or telecommunications failure, or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our advisors, employees or facilities, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. In addition, we depend on the adequacy of the business continuity and disaster recovery plans of our third-party service providers, including off-shore service providers, in order to prevent or mitigate service interruptions. If our business continuity and disaster recovery plans and procedures, or those of our third-party service providers, were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.
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
We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries. For more information about potential limits on our ability to receive dividends from our broker-dealer subsidiaries, see “We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the conduct or growth of our business” above.
Our future ability to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our Board and will be limited by our ability to generate sufficient earnings and cash flows.
Our Board declared quarterly cash dividends on our outstanding common stock in 2023 and has authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the Board’s continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the Board deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, general economic, financial and business conditions, and the future prospects of our own business.
The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock and repurchase shares is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our Credit Agreement and the Indentures. Our broker-dealer subsidiaries, including LPL Financial, are subject to requirements of the SEC, FINRA, CFTC, NFA and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Strategy
We maintain an information security program (the “Program”) to help manage material risks and cybersecurity threats to our business, operations and assets. As part of our Program, we maintain policies, procedures and standards that outline the Company’s expectations, guidelines and structured approach to managing cybersecurity risks. We leverage established security frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, as guides to organize, assess and improve our Program. In addition, our employees are required to complete a cybersecurity and privacy training program each year, which is supplemented with additional awareness efforts, including phishing campaigns and informational articles.
We operate a security operation center to ingest threat intelligence, monitor for cybersecurity threats and coordinate incident response resources. In the event of a cybersecurity incident, the Company has developed a security incident response plan that establishes a structured approach for the Company’s response. The security incident response plan includes processes through which cybersecurity incidents are escalated based on a defined incident risk rating to business stakeholders and a security incident response team, as well as to the Company’s executive officers, which may result in engagement with management’s risk oversight committee (the “ROC”), the Board and the Audit and Risk Committee of the Board (“ARC”), as needed. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises at least annually. These exercises are conducted by internal personnel and with assistance from third-party experts, as needed.
Cybersecurity Governance
The Program is situated within the Company’s information security department, which is comprised of multiple teams, including security operations, security architecture and engineering, technology governance, mergers and acquisitions information security, and advisor security. The information security department is led by the chief information security officer, who has primary responsibility for managing the Program. The current chief information security officer has over 20 years of experience in information security, including a lead auditor certification from the International Organization for Standardization, an international standard for information security management systems.
The Board has delegated oversight of the Program to the ARC, including oversight of the Company’s cyber- and technology-related risks and the steps management has taken to identify, assess, monitor, and manage those risks. In addition, the Board has established a reporting structure and cadence related to oversight of the Program, which includes respective oversight responsibilities for the Board, the ARC and management risk committees, including the Technology Risk Committee, the Operational Risk Oversight Committee and the Risk Oversight Committee. Each of the Board and the ARC receive staggered periodic reports on the Program’s effectiveness and progress on at least an annual basis.
The assessment, identification and management of cybersecurity-related risks are integrated into the Company’s overall Enterprise Risk Management (“ERM”) process. Cybersecurity risk is included among the significant residual risks identified during the Company’s assessment of business risk. This risk assessment process is used to inform the Company’s strategic planning process, and to develop action plans to appropriately address and manage risk. It is also used to focus our Board and its committees on the most significant risks to our Company. In addition, the enterprise risk function has established foundational frameworks for assessing, monitoring and overseeing the Company’s risks, including risks from cybersecurity threats. This includes reporting on issues, risk events or incidents and emerging risks to applicable risk committees to provide monitoring of key risk exposures.
Engagement of Third Parties
We engage third-party subject matter experts and consultants to conduct evaluations of our security controls, including, but not limited to, penetration testing, maturity assessments or consulting on our response to emerging threats. Results of these evaluations are used to help determine priorities and initiatives to improve the overall Program. As necessary, we also engage third-party experts and consultants to assist with the incident response process to augment our internal security operation center team.
We use a third-party risk performance management program to evaluate cybersecurity risk for third-party service providers. Vendor cybersecurity controls are then assessed to determine if the vendor’s control environment meets the Company’s standards. Vendors are also assessed on a periodic ongoing basis according to their risk classification.
We have not identified any cybersecurity incidents that individually, or in the aggregate, have materially affected or are reasonably likely to materially affect the Company. Regardless, we recognize cybersecurity threats are ongoing and evolving, and there can be no guarantee that we will not be subject to a cybersecurity incident that has a material effect on our business. Please consult the “Risks Related to Our Technology” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with cybersecurity.
Item 2.  Properties
A summary of our significant locations at December 31, 2023 is shown in the following table:

Location	Approximate Square Footage	Lease Expiration
Fort Mill, South Carolina	461,000	2036
San Diego, California	420,000	2029
Austin, Texas	57,000	2029
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

Name	Age	Position
Dan H. Arnold	59	President and Chief Executive Officer
Matthew J. Audette	49	Chief Financial Officer and Head of Business Operations
Althea Brown	47	Managing Director, Chief Legal Officer
Sara Dadyar	50	Managing Director, Chief Human Capital Officer
Matthew Enyedi	50	Managing Director, Client Success
Greg Gates	46	Managing Director, Chief Technology & Information Officer
Aneri Jambusaria	40	Managing Director, LPL Services Group
Kabir Sethi	53	Managing Director, Chief Product Officer
Richard Steinmeier	50	Managing Director, Divisional President, Business Development
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
Althea Brown — Managing Director, Chief Legal Officer
Ms. Brown has served as managing director, chief legal officer since September 2023. She is responsible for company-wide legal, regulatory and government relations matters and has a leading role in LPL Financial’s ongoing focus on enhancing the corporate risk profile. Ms. Brown has more than 25 years of experience in the financial services, technology and retail industries, leading high-performing legal teams for large corporations. She joined LPL Financial from Google, where she spent 11 years, serving most recently as Legal Director, overseeing a large team of product and commercial lawyers advising subsidiary Fitbit and Google’s Devices and Services’ marketing, e-commerce, retail, customer support, and vendor management teams. Earlier in her career, Ms. Brown served as supervising attorney for Morgan Stanley Smith Barney, and spent 10 years in a variety of roles at J.P. Morgan

Chase in their Investment Management and Investment Banking divisions. Ms. Brown received a B.A. in economics and French from New York University and a J.D. from Fordham University School of Law. She holds a Six Sigma Black Belt and is a Fellow with the Leadership Council on Legal Diversity.
Sara Dadyar — Managing Director, Chief Human Capital Officer
Ms. Dadyar has served as managing director, chief human capital officer of LPL Financial since January 2024. She is responsible for overseeing human resources, talent development, corporate real estate, total rewards and talent acquisition, advisor and employee learning and development, culture and engagement, and diversity, equity, inclusion and belonging. Ms. Dadyar joined LPL Financial in January 2024 from Proterra Inc., where she served as the chief people officer from October 2022 to December 2023. Prior to Proterra, Ms. Dadyar worked at GE for over 24 years, including as the executive Human Resources leader for GE Gas Power and GE Capital Americas, global executive director of Human Resources for GE Working Capital Solutions, and senior Human Resources director of GE Media, Communications and Entertainment. Ms. Dadyar earned a B.A. in art history from the University of Connecticut and completed M.S. coursework in human resources management from Manhattanville College.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of February 16, 2024 was $257.66 per share. As of that date, there were 871 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.

Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index for the five-year period ended December 31, 2023. The graph assumes a $100 investment at the closing price on December 31, 2018 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Value
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our Board and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants and other factors that our Board may deem relevant. Our Credit Agreement contains restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants.” In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	546,820	$54.81	12,796,123

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding share repurchases, reported on a trade date basis, during the three months ended December 31, 2023:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (millions)(1)
October 1, 2023 through October 31, 2023	50,145	$223.28	50,145	$1,113.8
November 1, 2023 through November 30, 2023	569,041	$223.36	569,041	$986.7
December 1, 2023 through December 31, 2023	394,277	$219.96	394,277	$900.0
Total	1,013,463		1,013,463
(1) On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares, with $2.0 billion available for repurchases beginning in 2023. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information.
The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of shares purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, applicable laws and consideration of the Company’s general liquidity needs.
Item 6.  Reserved
GLOSSARY OF TERMS
Adjusted EPS: A non-GAAP financial measure defined as Adjusted Net Income divided by the weighted average number of diluted shares outstanding for the applicable period.
Adjusted Net Income: A non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs and a regulatory charge related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company.
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
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC and The Private Trust Company, N.A., in excess of the capital requirements of the Company’s Credit Agreement, which, in the case of LPL Financial LLC is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule, and (3) cash and equivalents held at non-regulated subsidiaries.
Credit Agreement: The Company’s amended and restated credit agreement.
Credit Agreement EBITDA: A non-GAAP financial measure defined in the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
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
Business Overview
We are a leader in the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We serve independent financial advisors and enterprises, providing them with the technology solutions, brokerage and advisory platforms, clearing services, compliance services, consultative practice management programs and training, business services and planning and advice services, and in-house research they need to run successful businesses. We enable them to provide personalized financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions. Please consult Part I, “Item 1. Business” for information related to our business activities.
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
Significant Events
Entered into a definitive purchase agreement to acquire Atria Wealth Solutions, Inc.
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria, a wealth management solutions holding company headquartered in New York. As part of the agreement, Atria will transition its brokerage and advisory assets, currently custodied with its network of broker-dealers, to the Company’s platform. The Company expects to close the transaction in the second half of 2024 with the conversion expected in mid-2025, subject to receipt of regulatory approval and other closing conditions.
Completed initial investment grade debt offering
On November 17, 2023, the Company completed its initial investment grade debt offering with the issuance of $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due 2028. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
Announced a strategic relationship agreement with Prudential’s retail wealth management business
On August 24, 2023, the Company announced an agreement with Prudential to transition the brokerage and investment advisory assets of Prudential Advisors, Prudential’s retail wealth management business, from its current third-party custodian to LPL Financial in the second half of 2024, subject to receipt of regulatory approval and other conditions.
Closed various acquisitions during the year
During the year ended December 31, 2023, the Company completed 19 acquisitions under our Liquidity & Succession solution, in which we buy advisor practices. The Company also completed the acquisition of Boenning & Scattergood’s Private Client Group and FRGIS on January 31, 2023. See Note 4 - Acquisitions, within the notes to the consolidated financial statements for further detail.
Executive Summary
Financial Highlights
Results for the year ended December 31, 2023 included net income of $1.1 billion, or $13.69 per diluted share, which compares to $845.7 million, or $10.40 per diluted share, for the year ended December 31, 2022.
Asset Trends
Total advisory and brokerage assets served were $1.4 trillion at December 31, 2023, compared to $1.1 trillion at December 31, 2022. Total net new assets were $104.1 billion for the year ended December 31, 2023, compared to $95.9 billion for the same period in 2022.
Net new advisory assets were $76.0 billion for the year ended December 31, 2023, compared to $52.4 billion in 2022. Advisory assets were $735.8 billion, or 54.3% of total advisory and brokerage assets served, at December 31, 2023, up 26% from $583.1 billion at December 31, 2022.
Net new brokerage assets were $28.1 billion for the year ended December 31, 2023, compared to $43.5 billion in 2022. Brokerage assets were $618.2 billion at December 31, 2023, up 17% from $527.7 billion at December 31, 2022.

Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $4.0 billion for the year ended December 31, 2023, an increase of 26% from $3.2 billion for the year ended December 31, 2022. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the year ended December 31, 2023, we paid stockholders cash dividends of $92.2 million and repurchased 5,075,900 of our outstanding shares for a total of $1.1 billion.
Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metrics (dollars in billions)(1)	2023	2022
Advisory and Brokerage Assets(2)
Advisory assets	$735.8	$583.1
Brokerage assets	618.2	527.7
Total Advisory and Brokerage Assets	$1,354.1	$1,110.8
Advisory as a % of total Advisory and Brokerage Assets	54.3%	52.5%

Net New Assets(3)
Net new advisory assets	$76.0	$52.4
Net new brokerage assets	28.1	43.5
Total Net New Assets	$104.1	$95.9

Organic Net New Assets
Organic net new advisory assets	$75.0	$52.4
Organic net new brokerage assets	25.4	43.5
Total Organic Net New Assets	$100.4	$95.9

Organic advisory net new assets annualized growth(4)	12.9%	8.1%
Total organic net new assets annualized growth(4)	9.0%	7.9%

Client Cash Balances
Insured cash account sweep	$34.5	$46.8
Deposit cash account sweep	9.3	11.5
Total Bank Sweep	43.8	58.4
Money market sweep	2.4	3.0
Total Client Cash Sweep Held by Third Parties	46.2	61.4
Client cash account	2.3	2.7
Total Client Cash Balances	$48.5	$64.1
Client Cash Balances as a % of Total Assets	3.6%	5.8%

	As of and for the Years Ended December 31,
	2023	2022
Net buy (sell) activity(5)	$137.6	$61.6

Business and Financial Metrics (dollars in millions)
Advisors	22,660	21,275
Average total assets per advisor(6)	$59.8	$52.2

Share repurchases	$1,100.1	$325.0
Dividends	$92.2	$79.8
Leverage ratio(7)	1.63	1.39

	Years Ended December 31,
Financial Metrics (dollars in millions, except per share data)	2023	2022
Total revenue	$10,052.8	$8,600.8
Net income	$1,066.3	$845.7
Earnings per share (“EPS”), diluted	$13.69	$10.40
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS (8)	$15.72	$11.52
Gross profit(9)	$4,027.0	$3,189.9
EBITDA(10)	$1,985.8	$1,525.3
Core G&A(11)	$1,369.4	$1,191.9
____________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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

(7)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP financial measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the periods presented (in millions):

	December 31,
Credit Agreement Net Debt Reconciliation	2023	2022
Corporate debt and other borrowings	$3,757.2	$2,737.9
Corporate Cash(12)	(183.7)	(459.4)
Credit Agreement Net Debt(†)	$3,573.5	$2,278.5

	Years Ended December 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2023	2022
Net income	$1,066.3	$845.7
Interest expense on borrowings	186.8	126.2
Provision for income taxes	378.5	266.0
Depreciation and amortization	247.0	199.8
Amortization of other intangibles	107.2	87.6
EBITDA(†)	$1,985.8	$1,525.3
Credit Agreement Adjustments:
Acquisition costs and other(13)(14)	$110.2	$50.7
Employee share-based compensation	66.0	50.1
M&A accretion(15)	30.3	10.6
Advisor share-based compensation	2.6	2.5
Credit Agreement EBITDA(†)	$2,194.8	$1,639.1

	December 31,
	2023	2022
Leverage Ratio	1.63	1.39
____________________
(†)    Totals may not foot due to rounding.
(8)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs and a regulatory charge related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items, acquisition costs and a regulatory charge that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Years Ended December 31,
	2023		2022
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$1,066.3	$13.69	$845.7	$10.40
Regulatory charge(13)	40.0	0.51	—	—
Amortization of other intangibles	107.2	1.38	87.6	1.08
Acquisition costs(14)	48.1	0.62	36.2	0.44
Tax benefit	(37.4)	(0.48)	(32.7)	(0.40)
Adjusted Net Income / Adjusted EPS(†)	$1,224.1	$15.72	$936.7	$11.52
Weighted-average shares outstanding, diluted	77.9		81.3
____________________
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

	Years Ended December 31,
Gross Profit	2023	2022
Total revenue	$10,052.8	$8,600.8
Advisory and commission expense	5,915.8	5,324.8
Brokerage, clearing and exchange expense	106.0	86.1
Employee deferred compensation(16)	4.1	—
Gross Profit(†)	$4,027.0	$3,189.9
____________________
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

	Years Ended December 31,
EBITDA Reconciliation	2023	2022
Net income	$1,066.3	$845.7
Interest expense on borrowings	186.8	126.2
Provision for income taxes	378.5	266.0
Depreciation and amortization	247.0	199.8
Amortization of other intangibles	107.2	87.6
EBITDA(†)	$1,985.8	$1,525.3
____________________
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

	Years Ended December 31,
Core G&A Reconciliation	2023	2022
Total expense	$8,608.1	$7,489.2
Advisory and commission	(5,915.8)	(5,324.8)
Depreciation and amortization	(247.0)	(199.8)
Interest expense on borrowings	(186.8)	(126.2)
Amortization of other intangibles	(107.2)	(87.6)
Brokerage, clearing and exchange	(106.0)	(86.1)
Employee deferred compensation(16)	(4.1)	—
Total G&A(†)	2,041.2	1,664.7
Promotional (ongoing)(14)(17)	(486.3)	(353.9)
Regulatory charges(13)	(71.3)	(32.6)
Employee share-based compensation	(66.0)	(50.1)
Acquisition costs(14)	(48.1)	(36.2)
Core G&A(†)	$1,369.4	$1,191.9
____________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)The Company recorded a $40.0 million regulatory charge for the year ended December 31, 2023 related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company applicable to broker-dealer firms and investment advisors. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail.
(14)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of the acquisition. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Years Ended December 31,
Acquisition Costs	2023	2022
Fair value mark on contingent consideration	$26.7	$—
Professional services	10.0	12.0
Compensation and benefits	6.1	20.6
Promotional(17)	3.6	2.3
Other	1.7	1.3
Acquisition Costs	$48.1	$36.2
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
(17)Promotional (ongoing) for the years ended December 31, 2023 and December 31, 2022 includes $30.7 million and $16.1 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the consolidated statements of income. Promotional (ongoing) for the years ended December 31, 2023 and December 31, 2022 excludes $3.6 million and $2.3 million, respectively, of expenses incurred as a result of acquisitions, which are included in the acquisition costs line item.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew 2.5% in 2023, and at an annualized pace of 3.3% in the fourth quarter of 2023 after growing at an annualized pace of 4.9% in the third quarter of 2023. Although geopolitical tension and high interest rates were all headwinds, the U.S. economy added approximately 494,000 jobs in the fourth quarter of 2023, down from 663,000 in the third quarter. The unemployment rate averaged 3.7% in the fourth quarter, up slightly from the average in the third quarter of 2023.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the fourth quarter of 2023, Fed policymakers maintained the target range for the federal funds rate at 5.25% to 5.50%, and the equity markets rebounded as the Fed appeared to end their tightening cycle and prepare markets for future rate cuts. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	% Change
REVENUE
Advisory	$4,135,681	$3,875,154	7%
Commission:
Trailing	1,299,840	1,292,358	1%
Sales-based	1,252,783	1,033,806	21%
Total commission	2,552,623	2,326,164	10%
Asset-based:
Client cash	1,509,869	953,624	58%
Other asset-based	867,860	806,649	8%
Total asset-based	2,377,729	1,760,273	35%
Service and fee	508,437	467,381	9%
Transaction	199,939	181,260	10%
Interest income, net	159,415	77,126	107%
Other	119,024	(86,533)	n/m
Total revenue	10,052,848	8,600,825	17%
EXPENSE
Advisory and commission	5,915,807	5,324,827	11%
Compensation and benefits	979,681	820,736	19%
Promotional	459,233	339,994	35%
Occupancy and equipment	248,620	219,798	13%
Depreciation and amortization	246,994	199,817	24%
Interest expense on borrowings	186,804	126,234	48%
Amortization of other intangibles	107,211	87,560	22%
Brokerage, clearing and exchange	105,984	86,063	23%
Communications and data processing	75,717	67,687	12%
Professional services	72,583	72,519	—%
Other	209,439	143,937	46%
Total expense	8,608,073	7,489,172	15%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,444,775	1,111,653	30%
PROVISION FOR INCOME TAXES	378,525	265,951	42%
NET INCOME	$1,066,250	$845,702	26%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2023.
We also support independent RIA firms that conduct their business through our Independent RIA advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access the capabilities of our investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. However, the advisory revenue generated by an Independent RIA is not included in our advisory revenue. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in our service and fee revenue in our consolidated statements of income.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	December 31,
	2023	2022	$ Change	% Change
Corporate advisory assets	$496.5	$389.1	$107.4	28%
Independent RIA advisory assets	239.3	194.0	45.3	23%
Total advisory assets	$735.8	$583.1	$152.7	26%
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2023	2022
Beginning balance at January 1	$583.1	$643.2
Net new advisory assets(1)	76.0	52.4
Market impact(2)	76.7	(112.5)
Ending balance at December 31	$735.8	$583.1
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
Advisory revenue increased during the year ended December 31, 2023 as compared to the same period in 2022. The increase during the year ended December 31, 2023 was driven by continued organic growth, which increased advisory asset balances during the period, and a positive market impact as compared to the prior period.
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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Trailing	$1,299,840	$1,292,358	$7,482	1%
Sales-based	1,252,783	1,033,806	218,977	21%
Total commission revenue	$2,552,623	$2,326,164	$226,459	10%
The increase in trailing commission revenue in 2023 compared to 2022 was primarily due to an increase in sales of annuities during the period. The increase in sales-based commission revenue in 2023 compared to 2022 was primarily driven by an increase in sales of annuities and fixed income securities as a result of the higher interest rate environment, partially offset by a decrease in sales of mutual funds and equities.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2023	2022
Beginning balance at January 1	$527.7	$563.2
Net new brokerage assets(1)	28.1	43.5
Market impact(2)	62.4	(79.0)
Ending balance at December 31	$618.2	$527.7
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
Asset-based revenue for the year ended December 31, 2023 increased by $617.5 million compared to 2022, primarily due to an increase in client cash revenue. Client cash revenue for the year ended December 31, 2023 increased compared to 2022 due to increases to the federal funds effective rate, partially offset by lower average client cash balances. For the year ended December 31, 2023, our average client cash balances decreased to $48.8 billion compared to $61.9 billion for the year ended December 31, 2022.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the year ended December 31, 2023 increased by $41.1 million compared to 2022, primarily due to increases in IRA custodian fees, business services and planning and advice services fees, and fees relating to confirmations and error and omission insurance.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the year ended December 31, 2023 increased by $18.7 million compared to 2022, primarily due to increases in the number of transactions and transaction charges for fixed income products, partially offset by a decrease in charges for managed assets.
Interest Income, net
We earn interest income primarily from client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the year ended December 31, 2023 increased compared to 2022, primarily due to increases in interest earned on bank deposits, short-term U.S. treasury bills and margin loans, partially offset by an increase in interest paid on CCA balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the year ended December 31, 2023 increased by $205.6 million compared to 2022, primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and a related increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expense
Advisory and Commission
Advisory and commission expense consists of the following: payout amounts that are earned by and paid out to advisors and enterprises based on advisory and commission revenue earned on each client’s account, production-based bonuses earned by advisors and enterprises based on the levels of advisory and commission revenue they produce, compensation and benefits paid to employee advisors, share-based compensation expense from equity awards granted to advisors and enterprises based on the fair value of the awards at grant date and the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Years Ended December 31,
	2023	2022	Change
Payout rate	86.97%	87.32%	(35)	bps
Our payout rate decreased for the year ended December 31, 2023 compared to 2022, primarily due to the effect of acquisitions during the year and changes in product mix.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Years Ended December 31,
	2023	2022	% Change
Average number of employees	7,669	6,524	18%
Compensation and benefits expense for the year ended December 31, 2023 increased by $158.9 million compared to 2022, primarily due to an increase in headcount.

Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the year ended December 31, 2023 increased by $119.2 million compared to 2022, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the year ended December 31, 2023 increased by $28.8 million compared to 2022, primarily due to increased expense related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the year ended December 31, 2023 increased by $47.2 million compared to 2022, primarily due to our continued investment in technology to support the integrations, enhance our advisor platform and experience, and support onboarding of enterprises.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the year ended December 31, 2023 increased by $60.6 million compared to 2022, primarily due to increases in interest rates associated with our Term Loan B and revolving credit facilities and higher outstanding debt balances. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the year ended December 31, 2023 increased by $19.7 million compared to 2022, primarily due to increases in intangible assets resulting from acquisitions. See Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements for further detail.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the year ended December 31, 2023 increased by $19.9 million compared to 2022, primarily due to an increase in the volume of trades and expenses for quote services.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, travel-related expenses and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which in turn depend in part on the amount and timing of resolving historical claims. Other expense for the year ended December 31, 2023 increased by $65.5 million compared to 2022, primarily due to a $40.0 million regulatory charge recognized in anticipation of a potential settlement with the SEC to resolve the civil investigation into compliance with records preservation requirements for business-related electronic communications stored on personal devices applicable to broker-dealer firms and investment advisors and a fair value adjustment to our contingent consideration liabilities. See Note 4 - Acquisitions and Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail.

Provision for Income Taxes
Our effective income tax rate was 26.2% and 23.9% for the years ended December 31, 2023 and 2022, respectively. The increase in our effective tax rate for the year ended December 31, 2023 was primarily due to a decreased benefit from share-based compensation recognized during the year as well as an increase in non-deductible expenses due to the $40.0 million regulatory charge described above. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail.
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
Parent Company Liquidity
LPL Holdings, Inc. (the “Parent”), the direct holding company of our operating subsidiaries, considers its primary sources of liquidity to be dividends from and excess capital generated by LPL Financial, as well as capacity for additional borrowing under its $2.0 billion secured revolving credit facility, which it has the ability to borrow against for working capital and general corporate purposes.
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements and internal capital thresholds. During the years ended December 31, 2023 and 2022, LPL Financial paid dividends of $710.0 million and $1.1 billion to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial and PTC, in excess of the capital requirements of the Credit Agreement (which, in the case of LPL Financial, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.

The following table presents the components of Corporate Cash (in thousands):

	December 31, 2023	December 31, 2022
Cash and equivalents	$465,671	$847,519
Cash at regulated subsidiaries	(410,313)	(392,571)
Excess cash at regulated subsidiaries per the Credit Agreement	128,327	4,439
Corporate Cash	$183,685	$459,387

Corporate Cash
Cash at the Parent	$26,587	$448,180
Excess cash at regulated subsidiaries per the Credit Agreement	128,327	4,439
Cash at non-regulated subsidiaries	28,771	6,768
Corporate Cash	$183,685	$459,387
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining approximately $200 million in Corporate Cash, which covers approximately 12 months of principal and interest due on our corporate debt. The decrease in Corporate Cash during the year ended December 31, 2023 was driven primarily by investments in the business, including acquisitions and capital expenditures, and capital returns to shareholders in the form of dividends and share repurchases offset by increases in cash resulting from operating activities and net borrowing.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of December 31, 2023, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2024 and 2026.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 5,075,900 shares for a total of $1.1 billion for the year ended December 31, 2023. As of December 31, 2023 we had $900.0 million remaining under our existing repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board, as well as certain limits under our Credit Agreement. The Board approved an increase to the quarterly cash dividend to $0.30 per share beginning in the first quarter of 2023. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at December 31, 2023. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at December 31, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$280	$1,720
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

December 31, 2023
LPL Financial LLC
Net capital	$205,314
Less: required net capital	16,678
Excess net capital	$188,636
Payment by our broker-dealer subsidiaries of dividends greater than 10% of their respective excess net capital during any 35-day rolling period requires approval from FINRA. In addition, each broker-dealer subsidiary’s ability to pay dividends would be restricted if its net capital would be less than 5% of aggregate customer debit balances.

LPL Financial also acts as an introducing broker-dealer for commodities and futures. Accordingly, its trading activities are subject to the NFA’s financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA’s minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial’s primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC’s Uniform Net Capital Rule.
Our subsidiary PTC is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
Supplemental Guarantor Financial Information
The Company filed a registration statement on Form S-3 to register, among other things, non-convertible debt securities that may be offered by LPL Holdings, Inc. (the “Issuer”), a wholly owned subsidiary of LPLFH (together with the Issuer, the “Obligor Group”), and full and unconditional guarantees by LPLFH of such debt securities. The debt securities issued by the Issuer pursuant to such registration statement are fully and unconditionally guaranteed by LPLFH. LPLFH is a Delaware holding corporation that manages substantially all of its operations through investments in subsidiaries. See Note 1 - Organization and Description of the Company and Note 11- Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for additional information.
Pursuant to Rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended, the following tables present summarized financial information for the Obligor Group on a combined basis. Balances and transactions between the Obligor Group have been eliminated. Financial information for non-guarantor subsidiaries, which includes all other subsidiaries of the Issuer, has been excluded and intercompany balances and transactions between the Obligor Group and non-guarantor subsidiaries are presented on separate lines. The summarized financial information below should be read in conjunction with the Company’s consolidated financial statements contained herein as the summarized financial information for the Obligor Group may not be indicative of results of operations or financial position of the Issuer or LPLFH had they operated as independent entities.
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Income	Year Ended December 31, 2023
Revenues(1)	$105,631
Revenues from non-guarantor subsidiaries	21,340
Advisory and commission expense(1)	104,987
Interest expense on borrowings	182,559
Expenses from non-guarantor subsidiaries	14,034
Loss before provision for income taxes	(251,223)
Net loss	(185,794)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	December 31, 2023	December 31, 2022
Cash and equivalents	$26,587	$448,180
Other receivables, net	2,793	10,926
Property and equipment, net	154,920	165,649
Goodwill	1,251,908	1,251,908
Other intangibles, net	95,461	123,435
Receivables from non-guarantor subsidiaries	153,377	86,069
Other assets	1,017,289	705,048
Corporate debt and other borrowings, net	3,734,111	2,717,444
Accounts payable and accrued liabilities	53,817	32,060
Payables to non-guarantor subsidiaries	76,683	67,135
Other liabilities	986,274	839,479

Debt and Related Covenants
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
Our Credit Agreement allows us to pay dividends and distributions or repurchase our common stock only when certain conditions are met. In addition, our revolving credit facility requires us to be in compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, as defined in, and calculated by management in accordance with, the Credit Agreement. The Credit Agreement defines Credit Agreement EBITDA as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of December 31, 2023, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2023
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.63
Interest Coverage (Minimum)	3.0	12.54
Certain restrictive covenants under certain of our Indentures are currently suspended. However, a credit rating downgrade to a below investment grade rating could cause currently suspended restrictive covenants under certain of our Indentures to be automatically reinstated.
See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail regarding the Credit Agreement.

Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$148,205	$28,483	$54,413	$52,539	$12,770
Finance leases(1)	242,366	8,727	17,914	18,547	197,178
Purchase obligations(2)	274,023	135,217	114,645	24,161	—
Corporate debt and other borrowings, net(3)	3,757,200	10,700	1,296,500	1,150,000	1,300,000
Interest payments(4)	912,324	217,414	406,410	226,750	61,750
Commitment and other fees(5)	12,639	6,346	6,293	—	—
Total contractual cash obligations	$5,346,757	$406,887	$1,896,175	$1,471,997	$1,571,698

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
(4)Represents interest payments under our Credit Agreement, which include a variable interest payment for our senior secured credit facilities and a fixed interest payment for our senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2023 remain unchanged. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(5)Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
As of December 31, 2023, we have a liability for unrecognized tax benefits of $61.6 million, which we have included in other liabilities in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
Risk Management
Risk is an inherent part of our businesses and activities. To effectively manage these risks, we have an ERM framework designed to facilitate the incorporation of risk assessment into decision-making processes across the Company, enable execution our business strategy, and protect our Company and its franchise. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage risk at appropriate levels throughout our organization and within various departments.
Our framework is designed to promote clear lines of risk management ownership and accountability while providing a structured escalation process for key risk information and events. Additionally, risk is managed and monitored within business units by embedded risk groups providing guidance on governance, controls, policies and other risk management activities.
We operate a three lines of defense model to manage risk throughout the organization. Primary ownership for risk and control processes is with the business units and control owners, who are the first line of defense in effectively managing risks, and who are responsible for day-to-day compliance and risk management, including execution of operating and supervisory procedures. These business units and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks and comply with risk management policies. Within these business units a risk management function monitors, provides guidance and works with the business units and control owners to deploy risk management ownership within the first line of defense. The second line of defense consists of certain functions within our Finance and Business Operations department, which provides risk oversight and compliance, and Legal department, which provides related legal counsel. The third line of defense is independent verification of the effectiveness of risk management practices and internal controls and is conducted by the Internal Audit department.
Our risk management governance approach includes the Board and certain of its committees; our ROC and its subcommittees; and our three lines of defense model. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.

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
Risk Governance Structure
Audit and Risk Committee of the Board
The ARC oversees and monitors, among other things, the Company’s enterprise risk management (except for risks assigned to other committees of the Board or retained by the Board), and is responsible for reviewing and assessing the Company’s processes to manage and control risk. In this capacity, the ARC reviews reports from risk-focused management committees; reviews emerging risks and regulatory matters; and reviews Internal Audit reports on the assessment of the Company’s control environment. The ARC reports to the Board on a regular basis and coordinates with the Board and other Board committees with respect to the oversight of risk management and risk assessment guidelines.
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
Risk Oversight Committee of LPL Financial
The ROC, a management committee chaired by the chief risk officer, oversees our risk management activities, including those of our subsidiaries. The chief risk officer of LPL Financial serves as chair of the ROC, which generally meets once every two months, with additional ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements and identified emerging risks.
The chief risk officer provides updates on pertinent ROC discussions to the Audit and Risk Committee on a regular basis and, if necessary or requested, to the Board.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees to support effective supervision of our risk exposures and processes. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation protocols. The responsibilities of such subcommittees include, for example, oversight of operational risk; oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm’s technology; and issues and trends related to advisor compliance.
Internal Audit Department
As the third line of defense, the Internal Audit department provides independent and objective assurance of the effectiveness of the Company’s governance, risk management and internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. Internal Audit reports directly to the ARC, which provides oversight of Internal Audit’s activities and approves its annual plan. The Internal Audit department reports to the ARC at least quarterly.

Operational Risk
Operational Risk is reviewed, monitored and challenged by the Operational Risk Oversight Committee (the “OROC”), which is a subcommittee of the ROC. Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people or external events. We are exposed to a variety of operational risks and actively monitor and manage them across the following risk categories:

•Information Security & Cybersecurity Risk – the potential disclosure, misuse or loss of our data (including client data) that may adversely impact the availability, integrity and/or confidentiality of our data or information through unintentional or malicious acts, either internal or external.
•Information Technology Risk – the potential for a technology failure, obsolescence or improper operation of our technology systems.
•Third Party Risk – the risk of exposure caused by our reliance on third-party service providers to execute critical processes.
•General Operational Risk – all other types of operational risks not detailed above, including external or internal fraud, execution, process or internal control failures, business disruptions unrelated to technology, or human capital risk, such as key person dependencies.
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
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. Management exercises judgment to estimate revenue accruals. In particular, our trailing commission revenue, included in commission revenue on the consolidated statements of income, is generally received in arrears and therefore requires management to estimate accrued amounts based on revenue received in prior periods, market performance and payment frequency of each product type or sponsor. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Revenue, within the notes to the consolidated financial statements for further detail.
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

Acquisitions
Acquisitions, including those accounted for under the acquisition method of accounting for business combinations or as asset acquisitions, require management to allocate purchase consideration, including contingent consideration, to the fair value of assets acquired or liabilities assumed, as applicable. This allocation requires management to apply judgment and make assumptions about future earnings and performance and may be based on preliminary valuations. Estimates and assumptions used in the acquisition method of accounting for business combinations are subject to change during the respective measurement period, which is not to exceed one year from the acquisition date, as valuations are finalized. Any changes in estimates or assumptions will change the purchase price allocations, including any amounts allocated to other intangible assets, liabilities for contingent consideration, other assets acquired or liabilities assumed, or goodwill, as applicable. Goodwill is recognized as the excess of the purchase consideration over the fair value of net assets acquired.
Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain asset or revenue growth is achieved in the years following an acquisition. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition within other liabilities in the consolidated statements of financial condition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of operations. The Company does not recognize a liability for contingent payments in acquisitions that are accounted for as asset acquisitions as the amounts to be paid will be uncertain until a future measurement date. For additional information, see Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements.
Goodwill and Other Intangibles, Net
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
Income Taxes
In preparing the consolidated financial statements, we estimate the provision for income taxes based on various jurisdictions where we conduct business. This requires management to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These temporary differences result in deferred tax assets and liabilities, which we must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. Changes in the estimate of tax assets and liabilities occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. For more information, see Note 2 - Summary of Significant Accounting Policies and Note 13 - Income Taxes, within the notes to the consolidated financial statements.
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
As of December 31, 2023, the fair value of our trading securities was $76.1 million, and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $858.6 million as of December 31, 2023. See Note 5 - Fair Value Measurements within the notes to the consolidated financial statements for information regarding the fair value of trading securities, securities sold, but not yet purchased and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2023, $1.3 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at December 31, 2023	Annual Impact of an Interest Rate (†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,027,200	$1,023	$2,558	$5,116	$10,232
Revolving Credit Facility	280,000	280	700	1,400	2,800
Variable-Rate Debt Outstanding	$1,307,200	$1,303	$3,258	$6,516	$13,032
____________________
(†)Our interest rate for our Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then-current rate. The effect of these interest rate locks are not included in the table above.
See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for additional information.
We offer our advisors and their clients two FDIC insured bank sweep vehicles and a CCA that are interest rate sensitive. Our FDIC insured sweep vehicles include an (1) ICA for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. Clients earn interest on deposits in the ICA and the DCA while we earn a fee. The fees we earn from cash held in the ICA are based primarily on prevailing interest rates in the current interest rate environment, and are therefore subject to interest rate risk. The fees we earn from the DCA are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the years ended December 31, 2023 and 2022. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Acquisition of Financial Resources Group Investment Services, LLC — Valuation of acquired definite-lived intangible assets and contingent consideration — Refer to Notes 4 and 5 to the financial statements

Critical Audit Matter Description

On January 31, 2023, the Company acquired the equity of Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office. Total consideration for the transaction was $189.2 million, which included an initial cash payment of $143.8 million and a liability of $45.4 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the three years following the closing. During the three months ended December 31, 2023, the Company recorded a $26.7 million fair value adjustment in other expense to increase the fair value of the contingent consideration liability as a result of asset and market growth during the quarter.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The purchase price is allocated across the estimated fair value of the definite-lived intangible and tangible assets acquired and liabilities assumed, with the excess purchase price allocated to goodwill.

The Company used the income approach to estimate the fair value of the intangible assets, which are comprised of $34.7 million of bank relationships and $18.8 million of advisor relationships. The fair value of the intangible assets required management to make significant estimates and assumptions related to future net cash flows and discount rates.

The Company determines the fair value for its contingent consideration obligations using a Monte-Carlo simulation model. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to project future revenue or asset growth and discount rates which are based on the cost of debt and equity.

Given the fair value determination of intangible assets and contingent consideration requires management to make significant estimates and assumptions related to the forecasts of future net cash flows and asset growth and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of intangible assets and contingent consideration included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the valuation of the intangible assets and contingent consideration, including understanding management’s processes and controls over forecasts of future net cash flows and asset growth and the selection of the discount rates.
•We evaluated management’s policies and methodology for establishing the fair value of intangible assets, and contingent consideration used in the purchase price allocation and remeasured at December 31, 2023.
•We assessed the knowledge, skill, ability, and objectivity of management’s valuation specialist and evaluated the work performed.
•We evaluated the reasonableness of business assumptions related to future net cash flows for the intangible assets and projected future revenue or asset growth over the earnout periods for the contingent consideration, considering the past performance of the acquired company, the Company’s strategic plan going forward, previous acquisitions by the Company, and evidence obtained in other areas of the audit, and obtained audit support to substantiate the material assumptions therein.
•With the assistance of our fair value specialists, we tested:
–the reasonableness of the income approach valuation methodology by challenging key valuation assumptions related to future net cash flows and discount rates and comparing them to industry benchmarks and data, and testing the mathematical accuracy of the valuation of intangible assets by performing a recalculation.
–the reasonableness of the Monte-Carlo simulation model by independently running Monte-Carlo simulations to calculate independent estimates of the fair value of contingent consideration. We compared the results of our estimates of fair value of the contingent consideration to the Company’s fair value estimates.
–the reasonableness of the discount rates by developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
San Diego, California
February 21, 2024

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
REVENUE
Advisory	$4,135,681	$3,875,154	$3,525,430
Commission:
Trailing	1,299,840	1,292,358	1,404,628
Sales-based	1,252,783	1,033,806	974,055
Total commission	2,552,623	2,326,164	2,378,683
Asset-based:
Client cash	1,509,869	953,624	360,847
Other asset-based	867,860	806,649	787,220
Total asset-based	2,377,729	1,760,273	1,148,067
Service and fee	508,437	467,381	411,761
Transaction	199,939	181,260	156,336
Interest income, net	159,415	77,126	28,577
Other	119,024	(86,533)	71,976
Total revenue	10,052,848	8,600,825	7,720,830
EXPENSE
Advisory and commission	5,915,807	5,324,827	5,180,090
Compensation and benefits	979,681	820,736	741,003
Promotional	459,233	339,994	302,285
Occupancy and equipment	248,620	219,798	185,531
Depreciation and amortization	246,994	199,817	151,428
Interest expense on borrowings	186,804	126,234	104,414
Amortization of other intangibles	107,211	87,560	79,260
Brokerage, clearing and exchange	105,984	86,063	86,023
Communications and data processing	75,717	67,687	60,296
Professional services	72,583	72,519	73,231
Loss on extinguishment of debt	—	—	24,400
Other	209,439	143,937	131,540
Total expense	8,608,073	7,489,172	7,119,501
INCOME BEFORE PROVISION FOR INCOME TAXES	1,444,775	1,111,653	601,329
PROVISION FOR INCOME TAXES	378,525	265,951	141,463
NET INCOME	$1,066,250	$845,702	$459,866
EARNINGS PER SHARE
Earnings per share, basic	$13.88	$10.60	$5.75
Earnings per share, diluted	$13.69	$10.40	$5.63
Weighted-average shares outstanding, basic	76,807	79,801	80,002
Weighted-average shares outstanding, diluted	77,861	81,285	81,742
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Cash and equivalents	$465,671	$847,519
Cash and equivalents segregated under federal or other regulations	2,007,312	2,199,362
Restricted cash	108,180	90,389
Receivables from clients, net	588,585	561,569
Receivables from brokers, dealers and clearing organizations	50,069	56,276
Advisor loans, net	1,479,690	1,123,004
Other receivables, net	743,317	677,766
Investment securities	91,311	52,610
Property and equipment, net	933,091	780,357
Goodwill	1,856,648	1,642,468
Other intangibles, net	671,585	427,676
Other assets	1,390,021	1,023,230
Total assets	$10,385,480	$9,482,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,266,176	$2,694,929
Payables to brokers, dealers and clearing organizations	163,337	147,752
Accrued advisory and commission expenses payable	216,541	203,292
Corporate debt and other borrowings, net	3,734,111	2,717,444
Accounts payable and accrued liabilities	485,963	448,630
Other liabilities	1,440,373	1,102,627
Total liabilities	8,306,501	7,314,674
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,233,328 shares and 129,655,843 shares issued at December 31, 2023 and 2022, respectively	130	130
Additional paid-in capital	1,987,684	1,912,886
Treasury stock, at cost — 55,576,970 shares and 50,407,844 shares at December 31, 2023 and 2022, respectively	(3,993,949)	(2,846,536)
Retained earnings	4,085,114	3,101,072
Total stockholders’ equity	2,078,979	2,167,552
Total liabilities and stockholders’ equity	$10,385,480	$9,482,226
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	459,866	459,866
Issuance of common stock to settle restricted stock units	406	—	—	147	(20,230)	—	(20,230)
Treasury stock purchases	—	—	—	580	(90,011)	—	(90,011)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(80,095)	(80,095)
Stock option exercises and other	766	2	34,457	(74)	2,703	4,812	41,974
Share-based compensation	—	—	44,175	—	—	—	44,175
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	845,702	845,702
Issuance of common stock to settle restricted stock units	368	—	—	136	(25,157)	—	(25,157)
Treasury stock purchases	—	—	—	1,566	(325,031)	—	(325,031)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(79,833)	(79,833)
Stock option exercises and other	530	1	18,876	(62)	2,252	7,601	28,730
Share-based compensation	—	—	52,608	—	—	—	52,608
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	1,066,250	1,066,250
Issuance of common stock to settle restricted stock units	448	—	—	165	(40,005)	—	(40,005)
Treasury stock purchases	—	—	—	5,076	(1,109,962)	—	(1,109,962)
Cash dividends on common stock - $1.20 per share	—	—	—	—	—	(92,190)	(92,190)
Stock option exercises and other	129	—	6,129	(72)	2,554	9,982	18,665
Share-based compensation	—	—	68,669	—	—	—	68,669
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,066,250	$845,702	$459,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,994	199,817	151,428
Amortization of other intangibles	107,211	87,560	79,260
Amortization of debt issuance costs	8,731	6,853	5,733
Share-based compensation	68,669	52,608	44,175
Provision for credit losses	15,947	13,667	9,168
Deferred (benefit) provision for income taxes	(68,454)	(93,349)	18,464
Loss on extinguishment of debt	—	—	24,400
Loan forgiveness	223,517	179,529	151,427
Other	39,172	14,783	(10,007)
Changes in operating assets and liabilities:
Receivables from clients, net	(28,070)	17,254	(174,236)
Receivables from brokers, dealers and clearing organizations	6,207	46,227	(4,764)
Advisor loans, net	(594,438)	(341,872)	(526,677)
Other receivables, net	(71,328)	(107,588)	(140,021)
Investment securities - trading	(38,956)	(73)	(8,732)
Other assets	(213,043)	(148,263)	(136,182)
Client payables	(428,753)	982,705	177,703
Payables to brokers, dealers and clearing organizations	15,585	(22,367)	80,376
Accrued advisory and commission expenses payable	11,421	(19,087)	29,771
Accounts payable and accrued liabilities	31,256	50,664	12,390
Other liabilities	117,805	183,381	211,819
Operating lease assets	(3,112)	(2,574)	(2,227)
Net cash provided by operating activities	512,611	1,945,577	453,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(403,286)	(306,596)	(215,987)
Acquisitions, net of cash acquired	(453,475)	(56,458)	(245,913)
Purchases of securities classified as held-to-maturity	(4,725)	(10,936)	(1,741)
Proceeds from maturities of securities classified as held-to-maturity	5,500	5,000	5,000
Purchases of other investments	(4,200)	(7,410)	—
Net cash used in investing activities	(860,186)	(376,400)	(458,641)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,718,000	815,000	1,585,000
Repayments of revolving credit facilities	(1,438,000)	(905,000)	(1,495,000)
Repayment of senior secured term loans	(10,700)	(10,700)	(10,700)
Repayment of senior unsecured notes	—	—	(900,000)
Proceeds from senior unsecured notes	749,468	—	1,300,000
Payment of debt issuance costs	(13,474)	(1,872)	(15,929)
Make-whole premium on redemption of senior unsecured notes	—	—	(25,875)
Payment of contingent consideration	—	—	(8,941)
Tax payments related to settlement of restricted stock units	(40,005)	(25,157)	(20,230)
Repurchase of common stock	(1,100,101)	(325,031)	(90,011)
Dividends on common stock	(92,190)	(79,833)	(80,095)
Proceeds from stock option exercises and other	18,665	28,730	41,974
Principal payment of finance leases and obligations	(195)	(408)	(1,356)
Net cash (used in) provided by financing activities	(208,532)	(504,271)	278,837
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(556,107)	1,064,906	273,330
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of year	3,137,270	2,072,364	1,799,034
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of year	$2,581,163	$3,137,270	$2,072,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$191,350	$118,824	$103,689
Income taxes paid	$535,959	$238,155	$144,556
Cash paid for amounts included in the measurement of operating lease liabilities	$27,714	$24,657	$22,355
Cash paid for amounts included in the measurement of finance lease liabilities	$8,577	$8,825	$9,716
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$26,021	$33,957	$21,373
Lease assets obtained in exchange for operating lease liabilities	$17,517	$10,785	$3,602
Contingent consideration liabilities recognized at acquisition date	$88,132	$—	$—

	December 31,
	2023	2022	2021
Cash and equivalents	$465,671	$847,519	$495,246
Cash and equivalents segregated under federal or other regulations	2,007,312	2,199,362	1,496,463
Restricted cash	108,180	90,389	80,655
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,581,163	$3,137,270	$2,072,364
`
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at enterprises (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer personalized financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH” or “Parent”) is an intermediate holding company and directly or indirectly owns 100% of the issued and outstanding common equity interests of all of LPLFH’s indirect subsidiaries, including a captive insurance subsidiary that underwrites insurance for various legal and regulatory risks of the Company.
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Boston, Massachusetts; and Austin, Texas, is a clearing broker-dealer and an investment advisor that principally transacts business for its advisors and enterprises on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, acquisitions, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.
Consolidated Financial Statement Presentation Changes
Certain financial statement line items have been reclassified in the consolidated statement of financial condition to better align with industry practice and the Company’s business. The Company reclassified liabilities for contingent consideration, which were previously included in accounts payable and accrued liabilities, to other liabilities in the consolidated statement of financial condition as of December 31, 2023. This reclassification has not been applied retroactively as the impact on the prior year was not material. This change did not impact total

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

liabilities for the periods presented; however, the consolidated statement of cash flows for the year ended December 31, 2023 has been updated to conform to the current presentation on the consolidated statement of financial condition.
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
The Company recognized revenue for services provided to these related parties of $19.7 million, $5.7 million and $6.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company incurred expense for services provided by these related parties of $3.6 million, $3.4 million and $2.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, receivables from and payables to related parties were $5.0 million and $0.4 million, respectively. As of December 31, 2022, receivables from and payables to related parties were not material.
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
Cash and Equivalents
Cash equivalents are highly liquid investments with an original maturity of 90 days or less that are not required to be segregated under federal or other regulations. The Company’s cash equivalents are composed of U.S. government obligations.
Cash and Equivalents Segregated Under Federal or Other Regulations
The Company’s broker-dealer subsidiary, LPL Financial, is required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. At December 31, 2023, this line item included interest bearing deposits, U.S. treasury bills with original maturities of 90 days or less and approximately $0.3 million of cash for the proprietary accounts of broker-dealers. The U.S. treasury bills accrue income as earned. Discounts are accreted using a method that approximates the effective yield method over the term of the bill and are recorded to interest income, net as an adjustment to the investment yield.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Cash
Restricted cash primarily represents cash held and for use by the captive insurance subsidiary and is primarily comprised of money market funds.
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
The following table reflects a roll-forward of the allowance for credit losses on receivables from clients (in thousands):

	December 31,
	2023	2022	2021
Beginning balance — January 1	$909	$987	$520
Provision for credit losses	1,054	66	424
(Charge-offs) recoveries, net	(373)	(144)	43
Ending balance — December 31	$1,590	$909	$987
Advisor Loans, Net
Advisor loans, net include loans made to new and existing advisors and enterprises to facilitate their partnership with the Company, transition to the Company’s platform or fund business development activities. The decision to extend credit to an advisor or enterprise is generally based on their credit history and ability to generate future revenue. Loans made can be either repayable or forgivable over terms generally up to ten years provided that the advisor or enterprise remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor or enterprise terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for credit losses is recorded at the inception of a repayable loan or upon conversion to a repayable loan upon termination or change in agreed upon terms using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts. Advisor repayable loans, net totaled $341.0 million and $280.0 million as of December 31, 2023 and 2022.
The following table reflects a roll-forward of the allowance for credit losses on advisor loans (in thousands):

	December 31,
	2023	2022	2021
Beginning balance — January 1	$15,144	$11,575	$8,797
Provision for credit losses	8,393	4,790	7,074
(Charge-offs) recoveries, net	(10,560)	361	(4,296)
Other	—	(1,582)	—
Ending balance — December 31	$12,977	$15,144	$11,575

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table reflects a roll-forward of the allowance for credit losses on other receivables (in thousands):

	December 31,
	2023	2022	2021
Beginning balance — January 1	$2,788	$1,083	$1,068
Provision for credit losses	6,500	8,811	1,670
Charge-offs, net of recoveries	(7,840)	(8,688)	(1,655)
Other	—	1,582	—
Ending balance — December 31	$1,448	$2,788	$1,083
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
Property and Equipment, Net
Internally developed software, leasehold improvements, computers and software and furniture and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company expenses software development costs as incurred during the preliminary project and post-implementation stages. The Company capitalizes software development costs for projects during the application development phase, in which management has authorized and committed to funding the project and it is probable that the project will be completed and utilized as intended. The costs of internally developed software that qualify for capitalization are included in property and equipment and subsequently amortized over the estimated useful life of the software, which is generally 3 to 5 years. The Company does not capitalize pilot projects or projects for which it believes that the future economic benefits are less than probable. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

leases. Computers and software are depreciated over a period of 3 to 5 years. Furniture and equipment are depreciated over a period of 3 to 7 years. Land is not depreciated.
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2023, 2022 or 2021.
Acquisitions
Accounting for business combinations requires the Company to make significant estimates and assumptions with respect to intangible assets, liabilities assumed, pre-acquisition contingencies, useful lives and liabilities for contingent consideration, as applicable. These assumptions include, but are not limited to, future expected cash flows, asset or revenue growth, discount rates, and market conditions and are based in part on historical experience, market data and information obtained from the management of the acquired companies.
When acquiring companies in business combinations, the Company recognizes separately from goodwill the assets acquired, liabilities assumed and any liabilities for contingent consideration, as applicable, at their acquisition date fair values. Goodwill is recognized for business combinations as of the acquisition date and is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed or recorded. Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain asset or revenue growth is achieved in the years following an acquisition. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of operations.
While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired, liabilities assumed or liabilities for contingent consideration with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed or recorded, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of income.
The Company also enters into asset acquisitions for single identifiable intangible assets which are accounted for under a cost accumulation model in which cash consideration and transaction costs are allocated to the intangible assets acquired. Accounting for asset acquisitions requires the Company to make significant estimates and assumptions with respect to the useful life of the asset purchased. These assumptions are based in part on historical experience and market data. The Company does not recognize a liability for contingent payments in acquisitions that are accounted for as asset acquisitions as the amounts to be paid will be uncertain until a future measurement date.
Goodwill and Other Intangibles, Net
Goodwill and other indefinite-lived intangibles are evaluated annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment analysis will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill or other indefinite-lived intangibles was recognized for the years ended December 31, 2023, 2022 or 2021.
Intangibles that are deemed to have definite lives are amortized over their useful lives generally ranging from 5 to 20 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

definite-lived intangibles recognized for the years ended December 31, 2023, 2022 or 2021. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
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
As of December 31, 2023, the contract and collateral market values of borrowed securities were $4.3 million and $4.1 million, respectively. As of December 31, 2022, the contract and collateral market values of borrowed securities were $9.6 million and $9.3 million, respectively.
Fractional Shares
The Company acts in a principal capacity in respect of fractional shares resulting from the dividend reinvestment program (“DRIP”) that is offered to clients by aggregating dividends received by clients, executing purchases of whole shares and allocating the whole shares to clients on a fractional basis based on the dividend amounts that are reinvested. Shares remaining after this process and fractional shares purchased by the Company in client liquidations are included in the Company’s inventory and reflected as investment securities on the Company’s consolidated statements of financial condition. Fractional shares that have been allocated to clients do not meet the criteria for sale accounting in Accounting Standards Codification 860, Transfers and Servicing, and are accounted for as a secured borrowing (repurchase obligation related to shares held by clients) with a corresponding investment in fractional shares. These are reflected in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition. The Company has elected the fair value option to measure these financial assets and the corresponding repurchase obligation and determines fair value based on quoted prices in active markets.
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
The Company also accrues for losses at its captive insurance subsidiary for those matters covered by self-insurance. The captive insurance subsidiary records losses and loss reserve liabilities based on actuarially

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The captive insurance subsidiary is funded by payments from LPL Financial and has cash reserves to cover losses, including $103.4 million in restricted cash. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14 - Commitments and Contingencies - “Legal and Regulatory Matters.”
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the year ended December 31, 2023 that materially impacted the Company’s consolidated financial statements and related disclosures.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on the Company’s corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on the Company’s corporate advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2023.
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
The following table presents total commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2023	2022	2021
Commission revenue
Annuities	$1,482,690	$1,269,634	$1,210,899
Mutual funds	666,942	679,912	768,168
Fixed income	154,177	119,196	126,543
Equities	110,698	114,446	131,975
Other	138,116	142,976	141,098
Total commission revenue	$2,552,623	$2,326,164	$2,378,683

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
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2023	2022	2021
Commission revenue
Trailing
Annuities	$742,930	$727,324	$785,735
Mutual funds	521,300	525,170	576,719
Other	35,610	39,864	42,174
Total trailing revenue	$1,299,840	$1,292,358	$1,404,628
Sales-based
Annuities	$739,760	$542,310	$425,164
Fixed income	154,177	119,196	126,543
Mutual funds	145,642	154,742	191,449
Equities	110,698	114,446	131,975
Other	102,506	103,112	98,924
Total sales-based revenue	$1,252,783	$1,033,806	$974,055
Total commission revenue	$2,552,623	$2,326,164	$2,378,683
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2023	2022	2021
Asset-based revenue
Client cash	$1,509,869	$953,624	$360,847
Sponsorship programs	452,753	394,181	385,791
Recordkeeping	415,107	412,468	401,429
Total asset-based revenue	$2,377,729	$1,760,273	$1,148,067
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. The Company charges separate fees to registered investment advisors for technology, clearing, administrative, oversight and custody services, which may vary. The Company also hosts certain advisor conferences that serve as training, education, sales and marketing events for which the Company collects a fee from sponsors. Service and fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life. Performance obligations for service and fee revenue recognized over time are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The Company is the principal and recognizes service and fee revenues on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2023	2022	2021
Service and fee revenue
Over time(1)	$387,763	$351,465	$301,302
Point-in-time(2)	120,674	115,916	110,459
Total service and fee revenue	$508,437	$467,381	$411,761
____________________
(1)Service and fee revenue recognized over time includes revenue such as IRA custodian fees, error and omission insurance fees and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as account fees, IRA termination fees and conference fees.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $138.1 million as of December 31, 2022 to $156.2 million as of December 31, 2023. The increase in unearned revenue for the year ended December 31, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $136.9 million of revenue recognized during the year ended December 31, 2023 that was included in the unearned revenue balance as of December 31, 2022.
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
NOTE 4 - ACQUISITIONS
Acquisition of Financial Resources Group Investment Services, LLC
On January 31, 2023, the Company acquired the equity of Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office, in order to expand its addressable markets and complement organic growth. Total consideration for the transaction was $189.2 million, which included an initial cash payment of $143.8 million and a liability of $45.4 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the three years following the closing. The Company recognized $1.4 million of transaction costs as part of this acquisition. During the three months ended December 31, 2023, the Company recorded a $26.7 million fair value adjustment in other expense to increase the fair value of the contingent consideration liability as a result of asset and market growth during the quarter. The Company estimates that this contingent consideration may be settled for an amount up to $85.0 million in the years following the closing.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. At December 31, 2023, the Company had allocated $129.7 million of the purchase price to goodwill, $53.5 million to definite-lived intangible assets, $9.0 million to cash acquired, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The intangible assets are comprised of $34.7 million of bank relationships and $18.8 million of advisor relationships which were assigned useful lives of 15 years and 6 years respectively. These intangible assets were valued using the income approach and are included in the Advisor and enterprise relationships line item in Note 9 - Goodwill and Other Intangibles, Net.
The fair value determination of bank and advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and discount rates.
Other Acquisitions
During the year ended December 31, 2023, the Company completed a total of 19 acquisitions under the Liquidity & Succession solution, in which the Company buys advisor practices. The Company also completed the acquisition of Boenning & Scattergood’s Private Client Group on January 31, 2023. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions. The Company recognized $6.0 million of transaction costs as part of these acquisitions.
Business Combinations
The assets and liabilities acquired as part of acquisitions that qualify as business combinations are recognized at fair value as of the acquisition date. This fair value determination requires the Company to make significant estimates and assumptions about market conditions, future expected cash flows, asset or revenue growth, discount rates, and market conditions which are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to assets acquired, liabilities assumed, liabilities for contingent consideration, or goodwill as additional information becomes available.
The Company accounted for five Liquidity & Succession transactions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $190.2 million, which included initial consideration of $147.4 million, including $140.3 million of cash, and a liability of $42.7 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the three to five years following the closing. The Company estimates that this contingent consideration may be settled for amounts up to $107.2 million in the years following the closing.
At December 31, 2023, the Company allocated $84.5 million of the purchase price to goodwill and $105.7 million to the definite-lived intangible assets acquired as part of these acquisitions. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The intangible assets are comprised of $59.5 million of client relationships, $31.8 million of advisor relationships, and $14.4 million of technology which were valued using the income approach and assigned useful lives ranging from seven to 15 years. See Note 9 – Goodwill and Other Intangibles, Net, for additional information.
The fair value determination of client relationships, advisor relationships and technology required the Company to make significant estimates and assumptions related to future net cash flows and discount rates. Additionally, certain fair value determinations relate to acquisitions that were completed during the fourth quarter of 2023. The Company has provisionally allocated $37.5 million to definite-lived intangible assets, $62.3 million to goodwill, and $22.7 million to liabilities for contingent consideration related to these acquisitions; however, these allocations may change as the Company completes its purchase accounting analysis.
Asset Acquisitions
The Company accounted for fifteen other acquisitions as asset acquisitions. These transactions included initial consideration of $180.4 million, including $142.3 million which was allocated to client relationships and $38.1 million which was allocated to advisor relationships. The client and advisor relationship intangible assets were assigned useful lives of 14 years and 15 years, respectively. These transactions include potential contingent payments of up to $73.1 million in the three years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisitions Completed in Prior Periods
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2023 or 2022.
The Company’s fair value measurements are evaluated within the fair value hierarchy based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2023 and 2022, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2023 and 2022, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2023 and 2022, the Company did not adjust prices received from the independent third-party pricing services.
Contingent Consideration — The Company measures contingent consideration liabilities at fair value at the acquisition date, as applicable, and thereafter on a recurring basis using unobservable (Level 3) inputs. These contingent consideration liabilities are reflected in other liabilities at December 31, 2023 and in accounts payable and accrued liabilities at December 31, 2022. See Note 2 - Summary of Significant Accounting Policies and Note 4 - Acquisitions for additional information.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using Monte-Carlo simulation and discounted cash flows models. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to project future revenue or asset growth and discount rates which are based on the cost of debt and equity. These projections are measured against the performance targets specified in each respective acquisition agreement, which may include growth in assets under management, net new assets, asset conversion or retention, or revenue growth. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.
The following table summarizes inputs used in the measurement of contingent consideration using Monte-Carlo simulation models (dollars in thousands):

December 31,		Quantitative Information About Level 3 Fair Value Measurements
2023	2022	Type	Valuation Techniques	Unobservable Inputs	Range
$114,844	$—	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0% - 29.5%
				Discount Rate	13.6% - 15.7%
The Company also had contingent consideration of $4.0 million and $3.9 million at December 31, 2023 and 2022, respectively, that was measured using a discounted cash flow model in which a discount rate is applied to an estimated payment based on an expectation of future transactions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$166	$—	$—	$166
Cash equivalents segregated under federal or other regulations	720,077	—	—	720,077
Restricted cash	103,226	—	—	103,226
Investment securities - trading:
Mutual funds	50,518	—	—	50,518
U.S. treasury obligations	25,388	—	—	25,388
Money market funds	107	—	—	107
Equity securities	43	—	—	43
Debt securities	—	32	—	32
Total investment securities - trading	76,056	32	—	76,088
Other assets:
Deferred compensation plan	677,548	—	—	677,548
Fractional shares - investment(1)	177,131	—	—	177,131
Other investments	—	3,960	—	3,960
Total other assets	854,679	3,960	—	858,639
Total assets at fair value	$1,754,204	$3,992	$—	$1,758,196
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$487	$—	$—	$487
Mutual funds	55	—	—	55
Total securities sold, but not yet purchased	542	—	—	542
Fractional shares - repurchase obligation(1)	177,131	—	—	177,131
Contingent consideration	—	—	118,844	118,844
Total other liabilities	177,673	—	118,844	296,517
Total liabilities at fair value	$177,673	$—	$118,844	$296,517
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

December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$465,505	$465,505	$—	$—	$465,505
Cash segregated under federal or other regulations	1,287,235	1,287,235	—	—	1,287,235
Restricted cash	4,954	4,954	—	—	4,954
Receivables from clients, net	588,585	—	588,585	—	588,585
Receivables from brokers, dealers and clearing organizations	50,069	—	50,069	—	50,069
Advisor repayable loans, net(1)	340,985	—	—	236,888	236,888
Other receivables, net	743,317	—	743,317	—	743,317
Investment securities - held-to-maturity securities	15,223	—	15,079	—	15,079
Other assets:
Securities borrowed	4,334	—	4,334	—	4,334
Deferred compensation plan(2)	6,217	6,217	—	—	6,217
Other investments(3)	4,695	—	4,695	—	4,695
Total other assets	15,246	6,217	9,029	—	15,246
Liabilities
Client payables	$2,266,176	$—	$2,266,176	$—	$2,266,176
Payables to brokers, dealers and clearing organizations	163,337	—	163,337	—	163,337
Corporate debt and other borrowings, net	3,734,111	—	3,680,199	—	3,680,199

December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$833,880	$833,880	$—	$—	$833,880
Cash segregated under federal or other regulations	1,068,322	1,068,322	—	—	1,068,322
Restricted cash	90,389	90,389	—	—	90,389
Receivables from clients, net	561,569	—	561,569	—	561,569
Receivables from brokers, dealers and clearing organizations	56,276	—	56,276	—	56,276
Advisor repayable loans, net(1)	280,040	—	—	219,062	219,062
Other receivables, net	677,766	—	677,766	—	677,766
Investment securities - held-to-maturity securities	15,852	—	15,471	—	15,471
Other assets:
Securities borrowed	9,626	—	9,626	—	9,626
Deferred compensation plan(2)	6,343	6,343	—	—	6,343
Other investments(3)	4,647	—	4,647	—	4,647
Total other assets	20,616	6,343	14,273	—	20,616
Liabilities
Client payables	$2,694,929	$—	$2,694,929	$—	$2,694,929
Payables to brokers, dealers and clearing organizations	147,752	—	147,752	—	147,752
Corporate debt and other borrowings, net	2,717,444	—	2,530,011	—	2,530,011
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

The following table summarizes investment securities (in thousands):

	December 31,
	2023	2022
Trading securities - at fair value:
Mutual funds	$50,518	$10,679
U.S. treasury obligations	25,388	24,402
Money market funds	107	112
Equity securities	43	980
Debt securities	32	585
Total trading securities	$76,088	$36,758
Held-to-maturity securities - at amortized cost:
U.S. government notes	$15,223	$15,852
Total held-to-maturity securities	$15,223	$15,852
Total investment securities	$91,311	$52,610
At December 31, 2023, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$4,978	$10,245	$—	$—	$15,223
U.S. government notes — at fair value	$4,899	$10,180	$—	$—	$15,079
NOTE 7 - RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers, and clearing organizations were as follows (in thousands):

	December 31,
	2023	2022
Receivables:
Receivables from clearing organizations	$39,968	$46,075
Securities failed-to-deliver	8,425	9,083
Receivables from brokers and dealers	1,676	1,118
Total receivables	$50,069	$56,276
Payables:
Payables to brokers and dealers	$101,052	$82,685
Payables to clearing organizations	34,879	41,495
Securities failed-to-receive	27,406	23,572
Total payables	$163,337	$147,752

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows at December 31, 2023 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$1,232,159	$(648,972)	$583,187
Computers and software	354,966	(262,051)	92,915
Buildings	107,873	(19,379)	88,494
Leasehold improvements	94,938	(49,496)	45,442
Furniture and equipment	86,203	(77,593)	8,610
Land	4,678	—	4,678
Work in progress(1)	109,765	—	109,765
Total property and equipment, net	$1,990,582	$(1,057,491)	$933,091
____________________
(1)    Work in progress includes $34.6 million of internal software in development and related hardware and software at December 31, 2023.
The components of property and equipment, net were as follows at December 31, 2022 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$942,432	$(476,653)	$465,779
Computers and software	290,412	(208,299)	82,113
Buildings	107,873	(15,503)	92,370
Leasehold improvements	94,959	(43,678)	51,281
Furniture and equipment	87,204	(72,862)	14,342
Land	4,678	—	4,678
Work in progress(1)	69,794	—	69,794
Total property and equipment, net	$1,597,352	$(816,995)	$780,357
(1)    Work in progress includes $69.2 million of internal software in development and related hardware and software at December 31, 2022.
Depreciation and amortization was $247.0 million, $199.8 million and $151.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 9 - GOODWILL AND OTHER INTANGIBLES, NET
During the year ended December 31, 2023, the Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2021	$1,642,443
Goodwill acquired	25
Balance at December 31, 2022	1,642,468
Goodwill acquired	214,180
Balance at December 31, 2023	$1,856,648

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of other intangibles, net were as follows at December 31, 2023 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and enterprise relationships	7.3	$935,478	$(614,277)	$321,201
Product sponsor relationships	2.2	234,086	(209,076)	25,010
Client relationships	12.6	313,585	(51,328)	262,257
Technology	8.7	33,460	(10,162)	23,298
Total definite-lived intangible assets, net		$1,516,609	$(884,843)	$631,766
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$671,585
____________________
(1)    During the year ended December 31, 2023, the Company completed various acquisitions which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions. See Note 4 - Acquisitions, for additional information.
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
(1)During the year ended December 31, 2022, the Company completed various acquisitions which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $107.2 million, $87.6 million and $79.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Future amortization is estimated as follows (in thousands):

2024 - remainder	$111,227
2025	102,908
2026	64,652
2027	59,503
2028	53,711
Thereafter	239,765
Total	$631,766

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	December 31,
	2023	2022
Other assets:
Deferred compensation	$683,765	$496,319
Prepaid assets	173,039	144,607
Fractional shares - investment(1)	177,131	122,253
Deferred tax assets, net(2)	167,450	98,997
Operating lease assets(3)	93,797	92,534
Debt issuance costs, net	9,065	6,422
Other	85,774	62,098
Total other assets	$1,390,021	$1,023,230

Other liabilities:
Deferred compensation	$684,178	$497,736
Unearned revenue(4)	156,214	138,109
Operating lease liabilities(3)	123,477	125,280
Fractional shares - repurchase obligation(1)	177,131	122,253
Finance lease liabilities(3)	105,465	105,660
Taxes payable	24,522	113,503
Other	169,386	86
Total other liabilities	$1,440,373	$1,102,627
_______________________________
(1)See Note 2 - Summary of Significant Accounting Policies for further information.
(2)See Note 13 - Income Taxes for further information.
(3)See Note 12 - Leases for further information.
(4)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	December 31, 2023			December 31, 2022
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)(2)	$1,027,200	SOFR+185 bps	7.206%	$1,037,900	LIBOR+175 bps	5.870%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	—	Fixed Rate	—%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
Total Corporate Debt	3,477,200			2,737,900
Less: Unamortized Debt Issuance Cost	(23,089)			(20,456)
Corporate debt, net	$3,454,111			$2,717,444
Other Borrowings
Revolving Credit Facility(2)(3)	280,000	ABR+37.5 bps / SOFR+147.5 bps	6.966%	—	LIBOR+125 bps	5.642%	3/15/2026
Total other borrowings	$280,000			$—
Corporate Debt and Other Borrowings, Net	$3,734,111			$2,717,444
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)In March 2023, the Company amended its Credit Agreement to transition the Parent Revolving Credit Facility and Term Loan B from London Interbank Offered Rate (“LIBOR”)-based to Secured Overnight Financing Rate (“SOFR”)-based interest rates, which became effective in March and April 2023, respectively.
(3)The Parent’s outstanding balance at December 31, 2023 was comprised of an alternate base rate (“ABR”)-based balance of $18.0 million with the applicable margin of ABR + 37.5 bps (8.875%) and a SOFR-based balance of $262.0 million with the applicable margin of SOFR + 147.5 bps (6.835%).

The minimum calendar year payments and maturities of the corporate debt and other borrowings as of December 31, 2023 were as follows (in thousands):

2024	$10,700
2025	10,700
2026	1,285,800
2027	400,000
2028	750,000
Thereafter	1,300,000
Total	$3,757,200
The following table presents amounts outstanding and available under the Company’s external lines of credit at December 31, 2023 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$280	$1,720
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Issuance of 2028 Senior Notes
LPLH issued $750.0 million in aggregate principal amount of 6.750% senior notes on November 17, 2023 at 99.929% (“2028 Senior Notes”). The 2028 Senior Notes are unsecured obligations that will mature on November 17, 2028, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Senior Notes is payable semi-annually. The Company used the proceeds from the issuance to repay borrowings made under its senior secured revolving credit facility and for general corporate purposes.
The Company may redeem all or part of the 2028 Senior Notes at any time and from time to time prior to October 17, 2028 at a redemption price equal to the greater of: the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2028 Senior Notes matured on October 17, 2028) on a semi-annual basis at the Treasury Rate (as defined in the First Supplemental Indenture dated November 17, 2023) plus 35 basis points less interest accrued to, but excluding, the redemption date, or 100% of the principal amount of the 2028 Senior Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. Thereafter, the Company may redeem all or part of the 2028 Senior Notes at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Senior Notes being redeemed plus accrued and unpaid interest thereon. In connection with the issuance of the 2028 Senior Notes, the Company incurred $6.3 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition.
Credit Agreement
On March 13, 2023, LPLFH and LPLH entered into a sixth amendment agreement to the Company’s amended and restated credit agreement (the “Credit Agreement”), which, among other things, replaced LIBOR with SOFR. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2023, the Company was in compliance with such covenants.
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
Broker-Dealer Revolving Credit Facility
On July 18, 2023, LPL Financial, the Company’s broker-dealer subsidiary, renewed its committed senior unsecured revolving credit facility that matures on July 16, 2024 and allows for a maximum borrowing of up to $1.0 billion. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.7 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of December 31, 2023.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of December 31, 2023. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There were no balances outstanding under these lines at December 31, 2023 or December 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 - LEASES
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 1 to 13 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
Finance lease assets are included in property and equipment, net in the consolidated statements of financial condition and were $88.5 million and $92.4 million at December 31, 2023 and December 31, 2022, respectively.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$19,303	$21,862	$19,712
Finance lease cost:
Amortization of right-of-use assets	$3,876	$4,753	$5,150
Interest on lease liabilities	8,382	8,417	8,360
Total finance lease cost	$12,258	$13,170	$13,510
Supplemental weighted-average information related to leases was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Finance leases	22.8	23.8
Operating leases	5.2	6.2
Weighted-average discount rate:
Finance leases	7.94%	7.94%
Operating leases	6.80%	6.77%
Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$28,483	$8,727
2025	27,757	8,879
2026	26,656	9,035
2027	26,146	9,193
2028	26,393	9,354
Thereafter	12,770	197,178
Total lease payments	148,205	242,366
Less imputed interest	24,728	136,901
Total	$123,477	$105,465

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES
The components of the provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current provision for income taxes:
Federal	$355,393	$276,499	$96,389
State	91,586	82,801	26,610
Total current provision for income taxes	446,979	359,300	122,999
Deferred (benefit) provision for income taxes:
Federal	(56,539)	(69,656)	14,446
State	(11,915)	(23,693)	4,018
Total deferred (benefit) provision for income taxes	(68,454)	(93,349)	18,464
Provision for income taxes	$378,525	$265,951	$141,463
The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates:

	Years Ended December 31,
	2023	2022	2021
Federal statutory income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.0	4.2	4.1
Non-deductible expenses	0.9	0.3	0.7
Research and development credits	(0.6)	(0.4)	(0.4)
Share-based compensation	(0.2)	(1.8)	(2.7)
Other	0.1	0.6	0.8
Effective income tax rates	26.2%	23.9%	23.5%
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0% primarily as a result of state taxes, non-deductible expenses, tax credits and benefits from the vesting and exercise of share-based compensation.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Deferred compensation(1)	$183,054	$134,316
Operating lease liabilities	33,319	33,826
Tax credit carryforwards	35,200	—
Finance lease liabilities	28,475	28,528
Forgivable loans	23,864	19,688
Capitalized research and development expenditures(2)	19,294	28,855
Accrued liabilities(1)	18,973	15,185
Share-based compensation	15,254	19,246
Other	9,275	17,562
Deferred tax assets	366,708	297,206
Less: valuation allowance	(33,922)	—
Total deferred tax assets	332,786	297,206
Deferred tax liabilities:
Internally developed software(2)	(58,020)	(70,906)
Depreciation of property and equipment(2)	(48,036)	(52,085)
Amortization of other intangibles	(31,801)	(50,072)
Operating lease assets	(25,488)	(25,146)
Other	(1,991)	—
Total deferred tax liabilities	(165,336)	(198,209)
Deferred tax assets, net	$167,450	$98,997
_______________________________
(1)The deferred tax asset for deferred compensation as of December 31, 2022 has been reclassified from the accrued liabilities category, as previously reported for the period ending December 31, 2022.
(2)The deferred tax asset for capitalized research and development expenditures and the deferred tax liability for internally developed software as of December 31, 2022 has been reclassified from the deferred tax liability for depreciation of property and equipment category, as previously reported for the period ending December 31, 2022.
The increase in deferred tax assets, net as of December 31, 2023 compared to December 31, 2022 was primarily driven by accruals of deferred compensation that are deductible when paid.
Our $9.3 million of gross capital losses realized during 2023 can be carried back three years and carried forward five years. At December 31, 2023, there were $33.9 million of tax credits that can be carried forward 15 years and will begin to expire during 2032, and $1.3 million of tax credits that can be carried forward 10 years and will begin to expire during 2032. We believe that it is more likely than not that the tax credit carryforwards will not be realized and have recorded a valuation allowance of $33.9 million on the deferred tax assets related to these tax credit carryforwards.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2023	2022	2021
Balance — beginning of year	$52,270	$57,014	$54,435
Increases for tax positions taken during the current year	10,433	8,365	3,672
Increases for tax positions taken in the prior years	10,606	6,412	11,965
Reductions as a result of a lapse of the applicable statute of limitations and decreases in prior-year tax positions	(11,717)	(19,521)	(13,058)
Balance — end of year	$61,592	$52,270	$57,014
At December 31, 2023 and 2022, there were $54.7 million and $46.6 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2023 and 2022, the liability for unrecognized tax benefits included accrued interest of $8.0 million and $4.6 million, respectively, and penalties of $5.5 million and $4.1 million, respectively.
The Company and its subsidiaries file federal and state income tax returns, which are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2011. The tax years of 2012 to 2016 and 2020 to 2022 remain open to examination in the federal jurisdiction. The tax years of 2012 to 2022 remain open to examination in the state jurisdictions. In the next 12 months it is reasonably possible that the Company may realize a reduction in unrecognized tax benefits of $23.0 million related to settlements and the statute of limitations expiration in federal and various state jurisdictions.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2023 (in thousands):

2024	$135,217
2025	78,430
2026	36,215
2027	24,161
2028	—
Thereafter	—
Total	$274,023
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
Notes to Consolidated Financial Statements

make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.
Loan Commitments
From time to time, LPL Financial makes loans to advisors and enterprises, primarily to newly recruited advisors and enterprises to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or enterprise joining LPL Financial. LPL Financial had no significant unfunded loan commitments at December 31, 2023 or 2022.
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
The staff of the SEC proposed a potential settlement with the Company to resolve its civil investigation. Under the SEC’s proposed resolution, the Company would pay a $50.0 million civil monetary penalty. As a result of the foregoing, the Company has recorded $40.0 million in other expense in the consolidated statements of income for the year ended December 31, 2023 to reflect the amount of the penalty that is not covered by the Company’s captive insurance subsidiary. The Company has not yet reached a settlement in principle with the SEC, and any settlement agreement remains subject to the negotiation of the civil monetary penalty and definitive documentation.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the years presented (in thousands):

	December 31,
	2023	2022	2021
Beginning balance — January 1	$74,071	$67,152	$51,501
Losses incurred	36,319	36,462	34,756
Losses paid	(27,507)	(29,543)	(19,105)
Ending balance — December 31	$82,883	$74,071	$67,152
Other Commitments
As of December 31, 2023, the Company had approximately $474.7 million of client margin loans that were collateralized with securities having a fair value of approximately $664.6 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $277.1 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2023, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $387.5 million of client collateral.
Investment securities on the consolidated statements of financial condition include $5.5 million and $4.5 million of trading securities pledged to the Options Clearing Corporation at December 31, 2023 and 2022, respectively, and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at both December 31, 2023 and 2022.
NOTE 15 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by LPLFH’s Board of Directors as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2023		2022		2021
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$23.6	$0.25	$20.0	$0.25	$20.0
Second quarter	$0.30	$23.1	$0.25	$20.0	$0.25	$20.0
Third quarter	$0.30	$22.8	$0.25	$20.0	$0.25	$20.1
Fourth quarter	$0.30	$22.7	$0.25	$19.9	$0.25	$20.0
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
During the year ended December 31, 2023 LPLFH repurchased 5,075,900 shares of common stock at a weighted-average price of $216.73 for a total of $1.1 billion. The Company also recognized $9.9 million of excise tax in connection with these repurchases during the year ended December 31, 2023. As of December 31, 2023, the Company had $900.0 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 12,796,123 shares remaining available for future issuance at December 31, 2023.
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2022	673,764	$53.45
Granted	—	$—
Exercised	(126,944)	$47.60
Forfeited and Expired	—	$—
Outstanding — December 31, 2023	546,820	$54.81	3.61	$94,494
Exercisable — December 31, 2023	546,820	$54.81	3.61	$94,494
Exercisable and expected to vest — December 31, 2023	546,820	$54.81	3.61	$94,494
The following table summarizes information about outstanding stock options and warrants as of December 31, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	63,123	2.11	$19.85	63,123	$19.85
$25.01 - $35.00	—	0.00	$—	—	$—
$35.01 - $45.00	157,427	3.15	$39.48	157,427	$39.48
$45.01 - $65.00	36,039	1.06	$46.60	36,039	$46.60
$65.01 - $75.00	139,339	4.04	$65.50	139,339	$65.50
$75.01 - $80.00	150,892	4.92	$77.53	150,892	$77.53
	546,820	3.61	$54.81	546,820	$54.81
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the year ended December 31, 2023. The Company recognized $0.2 million and $2.6 million of expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the year ended December 31, 2023:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2022	814	$173.78	863,174		$149.34
Granted	2,753	$190.92	412,673		$220.40
Vested	(1,999)	$186.29	(447,788)		$109.94
Forfeited	—	$—	(51,455)		$215.45
Outstanding — December 31, 2023	1,568	$187.93	776,604	(1)	$205.44
Expected to vest — December 31, 2023	1,568	$187.93	642,444		$219.95
____________________
(1)    Includes 90,339 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $57.4 million, $45.4 million and $37.2 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, total unrecognized compensation cost for restricted stock awards and stock units was $74.7 million, which is expected to be recognized over a weighted-average remaining period of 1.90 years.
The Company also grants restricted stock units to its advisors and to enterprises. The Company recognized share-based compensation expense of $2.6 million, $2.6 million and $2.3 million related to the vesting of these awards during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, total unrecognized compensation cost for restricted stock units granted to advisors and enterprises was $5.4 million, which is expected to be recognized over a weighted-average remaining period of 2.13 years.
Employee Incentives and Benefit Plans
The Company sponsors a 401(k) defined contribution plan sponsored for all employees meeting eligibility requirements. The Company matches eligible employee contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $30.3 million, $24.7 million and $20.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
The Company established its Employee Stock Purchase Plan (the “ESPP”) as a benefit to enable eligible employees to purchase common stock of LPLFH at a discount from the market price through payroll deductions, subject to limitations. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $8.7 million, $4.4 million and $2.0 million of share-based compensation expense related to the ESPP during the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s 2012 Employee Stock Purchase Plan was replaced by its 2021 Employee Stock Purchase Plan in May 2021.
The Company sponsors a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $652.3 million and $477.0 million at December 31, 2023 and 2022, respectively, which is included in other liabilities in the consolidated statements of financial condition. The cash value of the related trust assets was $651.1 million and $475.6 million at

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2023 and 2022, respectively, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and may receive a return based on the allocation of notional investments offered under the plan. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2023, the Company has recorded assets of $32.7 million and liabilities of $31.9 million, which are included in other assets and other liabilities, respectively, in the consolidated statements of financial condition. As of December 31, 2022, the Company had recorded assets of $20.7 million and liabilities of $20.8 million.
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

	Years Ended December 31,
	2023	2022	2021
Net income	$1,066,250	$845,702	$459,866

Basic weighted-average number of shares outstanding	76,807	79,801	80,002
Dilutive common share equivalents	1,054	1,484	1,740
Diluted weighted-average number of shares outstanding	77,861	81,285	81,742

Basic earnings per share	$13.88	$10.60	$5.75
Diluted earnings per share	$13.69	$10.40	$5.63
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, stock options, warrants and stock units representing common share equivalents of 55,298 shares, 9,770 shares and 684 shares, respectively, were anti-dilutive.
NOTE 18 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act of 1934), which requires the maintenance of minimum net capital. The net capital rules also provide that a broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

December 31, 2023
LPL Financial LLC
Net capital	$205,314
Less: required net capital	16,678
Excess net capital	$188,636
The Company’s subsidiary PTC also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of December 31, 2023 and 2022, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 - SUBSEQUENT EVENTS
The Company’s Board declared a cash dividend of $0.30 per share on the Company’s outstanding common stock to be paid on March 26, 2024 to all stockholders of record on March 12, 2024.
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria Wealth Solutions, Inc. (“Atria”), a wealth management solutions holding company headquartered in New York. As part of the agreement, Atria will transition its brokerage and advisory assets, currently custodied with its network of broker-dealers, to the Company’s platform. The Company expects to close the transaction in the second half of 2024 with the conversion expected in mid-2025, subject to receipt of regulatory approval and other closing conditions.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 21, 2024

Item 9B.  Other Information
During the three months ended December 31, 2023, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading arrangements”). The table below sets forth certain information regarding such Rule 10b5-1 trading arrangements:

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Dan Arnold, President and Chief Executive Officer	November 20, 2023	February 20, 2024	June 7, 2024	88,800	Sale
Matthew Enyedi, Managing Director, Client Success	November 20, 2023	February 20, 2024	May 20, 2024	3,781	Sale
Kabir Sethi, Managing Director, Chief Product Officer	November 20, 2023	February 26, 2024	March 1, 2024	1,492	Sale
Matthew Audette, Chief Financial Officer and Head of Business Operations	November 2, 2023	February 5, 2024	April 15, 2024	39,006	Sale
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
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2023.
Items 11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

3.4	Seventh Amended and Restated Bylaws of LPL Financial Holdings Inc. (incorporated by reference to the Form 8-K filed on February 20, 2024, File No. 001-34963).
4.1
Indenture, dated as of November 12, 2019, among LPL Holdings, U.S. Bank Trust Company National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on November 12, 2019, File No. 001-34963).

4.2
Indenture, dated as of March 15, 2021, among LPL Holdings, U.S. Bank Trust Company National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on March 15, 2021, File No. 001-34963).

4.3
Indenture, dated as of May 18, 2021, among LPL Holdings, U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on May 18, 2021, File No. 001-34963).

4.4
Indenture, dated as of November 17, 2023, among LPL Holdings, U.S. Bank Trust Company, National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on November 17, 2023, File No. 001-34963).

4.5
First Supplemental Indenture, dated as of November 17, 2023, among LPL Holdings, U.S. Bank Trust Company, National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on November 17, 2023, File No. 001-34963).

4.6	Description of Registrant’s Securities.*
10.1	Form of Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
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

10.10	LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
10.11	LPL Financial Holdings Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).

Exhibit No.	Description of Exhibit
10.12
Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-Q filed on August 3, 2021, File No. 001-34963).

10.13
Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 6, 2023 (incorporated by reference to the Form 10-K filed on February 23, 2023, File No. 001-34963).

10.14
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-Q filed on August 3, 2021, File No. 001-34963).

10.15	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 9, 2024.*
10.16	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan, as amended May 5, 2021 (incorporated by reference to the Form 10-K filed on February 22, 2022, File No. 001-34963).
10.17	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 18, 2022 (incorporated by reference to the Form 10-Q filed on August 4, 2022, File No. 001-34963).
10.18	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017 (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).
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

10.25
Sixth Amendment, dated March 13, 2023, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time (incorporated by reference to the Form 10-Q filed on May 2, 2023, File No. 001-34963).

10.26
Seventh Amendment, dated July 18, 2023, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time (incorporated by reference to the Form 10-Q filed on October 31, 2023, File No. 001-34963).

10.27
BETA Services First Amended and Restated Master Subscription Agreement, dated as of January 29, 2021, between LPL Financial LLC and Refinitiv US LLC (incorporated by reference to the Form 10-Q filed on May 4, 2021, File No. 001-34963).†

21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
22.1	List of subsidiary guarantors and issuers of guaranteed securities.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	LPL Financial Holdings Inc. Clawback Policy.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2024

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer and Head of Business Operations (Principal Financial Officer) (Principal Accounting Officer)	February 21, 2024

/s/ Edward C. Bernard
Edward C. Bernard	Director	February 21, 2024

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 21, 2024

/s/ William F. Glavin, Jr.
William F. Glavin, Jr.	Director	February 21, 2024

/s/ Albert J. Ko
Albert J. Ko	Director	February 21, 2024

/s/ Allison H. Mnookin
Allison H. Mnookin	Director	February 21, 2024

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 21, 2024

/s/ James S. Putnam
James S. Putnam	Director	February 21, 2024

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 21, 2024

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 21, 2024