Form 10-Q
period 2024-03-31
LPL Financial Holdings Inc.
filed 2024-05-02
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 29, 2024 was 74,708,931.

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
•the expected closing of the Company’s acquisition of Atria Wealth Solutions, Inc. (“Atria”);
•the expected transition and onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity;
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

These forward-looking statements reflect the Company’s expectations and objectives as of May 2, 2024. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•the negotiation of the definitive documentation in connection with the settlement of the Off-Channel Investigation;
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

GLOSSARY OF TERMS
Acquisition Costs: Expenses that include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of the acquisitions.
Adjusted EBITDA: A non-GAAP financial measure defined as EBITDA plus acquisition costs.
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
Credit Agreement EBITDA: A non-GAAP financial measure defined in the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
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
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We serve nearly 23,000 financial advisors, including advisors at approximately 1,100 institutions and at approximately 570 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. Through our comprehensive platform, we offer integrated technology solutions; brokerage and advisory platforms; clearing, compliance, business and planning and advice services; consultative practice management programs and training; and in-house research to help our advisors deliver advice to their clients and run successful businesses.
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
Significant Events
Entered into a definitive purchase agreement to acquire Atria Wealth Solutions, Inc. (“Atria”)
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria, a wealth management solutions holding company headquartered in New York. As part of the agreement, Atria will transition its brokerage and advisory assets, currently custodied with its network of broker-dealers, to the Company’s platform. The Company expects to close the transaction in the second half of 2024 for an initial purchase price of approximately $805 million with the conversion expected to be completed in mid-2025, subject to receipt of regulatory approval and other closing conditions.

Executive Summary
Financial Highlights
Results for the first quarter of 2024 included net income of $288.8 million, or $3.83 per diluted share, which compares to $338.9 million, or $4.24 per diluted share, for the first quarter of 2023.
Asset Trends
Total advisory and brokerage assets served were $1.4 trillion at March 31, 2024, compared to $1.2 trillion at March 31, 2023. Total net new assets were $16.7 billion for the three months ended March 31, 2024, compared to $24.5 billion for the same period in 2023.
Net new advisory assets were $16.2 billion for the three months ended March 31, 2024, compared to $14.6 billion for the same period in 2023. Advisory assets were $793.0 billion, or 55.0% of total advisory and brokerage assets served, at March 31, 2024, up 28% from $620.9 billion at March 31, 2023.
Net new brokerage assets were $0.5 billion for the three months ended March 31, 2024, compared to $9.9 billion for the same period in 2023. Brokerage assets were $647.9 billion at March 31, 2024, up 17% from $554.3 billion at March 31, 2023.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.1 billion for the three months ended March 31, 2024, an increase of 5% from $1.0 billion for the three months ended March 31, 2023. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended March 31, 2024, we paid stockholders cash dividends of $22.4 million and repurchased 296,145 of our outstanding shares for a total of $70.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Operating Metrics (dollars in billions)(1)	2024	2023	2023
Advisory and Brokerage Assets(2)
Advisory assets	$793.0	$735.8	$620.9
Brokerage assets	647.9	618.2	554.3
Total Advisory and Brokerage Assets	$1,440.9	$1,354.1	$1,175.2
Advisory as a % of total Advisory and Brokerage Assets	55.0%	54.3%	52.8%

Net New Assets(3)
Net new advisory assets	$16.2	$20.5	$14.6
Net new brokerage assets	0.5	4.2	9.9
Total Net New Assets	$16.7	$24.7	$24.5

Organic Net New Assets
Organic net new advisory assets	$16.2	$20.5	$13.7
Organic net new brokerage assets	0.5	4.2	7.1
Total Organic Net New Assets	$16.7	$24.7	$20.8

Organic advisory net new assets annualized growth(4)	8.8%	12.4%	9.4%
Total organic net new assets annualized growth(4)	4.9%	8.0%	7.5%

Client Cash Balances
Insured cash account sweep	$32.6	$34.5	$39.7
Deposit cash account sweep	9.2	9.3	10.2
Total Bank Sweep	41.8	43.8	49.9
Money market sweep	2.4	2.4	2.6
Total Client Cash Sweep Held by Third Parties	44.2	46.2	52.5
Client cash account(5)	2.1	2.0	1.6
Total Client Cash Balances	$46.3	$48.2	$54.0
Client Cash Balances as a % of Total Assets	3.2%	3.6%	4.6%

Net buy (sell) activity(6)	$37.8	$32.8	$36.9

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Business and Financial Metrics (dollars in millions)	2024	2023	2023
Advisors	22,884	22,660	21,521
Average total assets per advisor(7)	$63.0	$59.8	$54.6

Share repurchases	$70.0	$225.0	$275.0
Dividends	$22.4	$22.7	$23.6
Leverage ratio(8)	1.65	1.63	1.34

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2024	2023
Total revenue	$2,832.6	$2,417.8
Net income	$288.8	$338.9
Earnings per share (“EPS”), diluted	$3.83	$4.24
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(9)	$4.21	$4.49
Gross profit(10)	$1,066.4	$1,020.0
Adjusted EBITDA(11)	$540.5	$566.9
Core G&A(12)	$363.5	$326.2
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
(5)During the first quarter of 2024, the Company updated its definition of client cash account balances to exclude other client payables. Prior period disclosures have been updated to reflect this change as applicable.
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

	March 31,	December 31,	March 31,
Credit Agreement Net Debt Reconciliation	2024	2023	2023
Corporate debt and other borrowings	$3,875.5	$3,757.2	$2,870.2
Corporate Cash(13)	(311.1)	(183.7)	(234.2)
Credit Agreement Net Debt(†)	$3,564.5	$3,573.5	$2,636.0

	March 31,	December 31,	March 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2024	2023	2023
Net income	$1,016.1	$1,066.3	$1,050.8
Interest expense on borrowings	207.7	186.8	138.2
Provision for income taxes	358.3	378.5	331.9
Depreciation and amortization	258.1	247.0	210.4
Amortization of other intangibles	112.7	107.2	90.5
EBITDA(†)	$1,952.9	$1,985.8	$1,821.9
Credit Agreement Adjustments:
Acquisition costs and other(14)(15)	$117.2	$110.2	$42.0
Employee share-based compensation	70.7	66.0	55.3
M&A accretion(16)	17.0	30.3	42.0
Advisor share-based compensation	2.6	2.6	2.6
Credit Agreement EBITDA(†)	$2,160.5	$2,194.8	$1,963.7

	March 31,	December 31,	March 31,
	2024	2023	2023
Leverage Ratio	1.65	1.63	1.34
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

	Three Months Ended March 31,
	2024		2023
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$288.8	$3.83	$338.9	$4.24
Amortization of other intangibles	29.6	0.39	24.1	0.30
Acquisition costs(14)	9.5	0.13	3.1	0.04
Tax benefit	(10.3)	(0.14)	(7.2)	(0.09)
Adjusted Net Income / Adjusted EPS(†)	$317.5	$4.21	$358.9	$4.49
Weighted-average shares outstanding, diluted	75.5		80.0
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

	Three Months Ended March 31,
Gross Profit	2024	2023
Total revenue	$2,832.6	$2,417.8
Advisory and commission expense	1,733.5	1,370.6
Brokerage, clearing and exchange expense	30.5	26.1
Employee deferred compensation	2.1	1.1
Gross Profit(†)	$1,066.4	$1,020.0
_______________________________
(†)    Totals may not foot due to rounding.
(11)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
EBITDA Reconciliation	2024	2023
Net income	$288.8	$338.9
Interest expense on borrowings	60.1	39.2
Provision for income taxes	85.4	105.6
Depreciation and amortization	67.2	56.1
Amortization of other intangibles	29.6	24.1
EBITDA	$531.0	$563.8
Acquisition costs(14)	9.5	3.1
Adjusted EBITDA(†)	$540.5	$566.9
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

	Three Months Ended March 31,
Core G&A Reconciliation	2024	2023
Total expense	$2,458.4	$1,973.3
Advisory and commission	(1,733.5)	(1,370.6)
Depreciation and amortization	(67.2)	(56.1)
Interest expense on borrowings	(60.1)	(39.2)
Brokerage, clearing and exchange	(30.5)	(26.1)
Amortization of other intangibles	(29.6)	(24.1)
Employee deferred compensation	(2.1)	(1.1)
Total G&A(†)	535.4	456.1
Promotional (ongoing)(14)(17)	(132.3)	(101.2)
Employee share-based compensation	(22.6)	(18.0)
Acquisition costs(14)	(9.5)	(3.1)
Regulatory charges	(7.5)	(7.7)
Core G&A(†)	$363.5	$326.2
_______________________________
(†)    Totals may not foot due to rounding.
(13)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(14)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended March 31,
Acquisition costs	2024	2023
Compensation and benefits	$3.9	$0.9
Professional services	3.2	1.6
Promotional(17)	2.3	0.2
Other	0.2	0.4
Acquisition costs(†)	$9.5	$3.1
_______________________________
(†)    Totals may not foot due to rounding.
(15)In March 2024, the Company and the SEC reached a settlement in principle to resolve the SEC’s civil investigation of the Company's compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. As a result of this settlement, the Company would pay a $50.0 million civil monetary penalty. The Company recorded $40.0 million in regulatory charges during the three months ended September 30, 2023 to reflect the amount of the penalty that is not covered by the Company's captive insurance subsidiary. See Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements for further detail.
(16)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition.
(17)Promotional (ongoing) for the three months ended March 31, 2024 and 2023 includes $8.0 million and $3.2 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income. Promotional (ongoing) for the three months ended March 31, 2024 and 2023 excludes $2.3 million and $0.2 million, respectively, of expenses incurred as a result of acquisitions, which are included in the acquisition costs line item.
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
Our accruals, including those established through our captive insurance subsidiary at March 31, 2024, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 1.6% in the first quarter of 2024 after growing at an annualized pace of 3.4% in the fourth quarter of last year. Although inflation, rising interest rates and volatile global markets were all headwinds, the U.S. economy added roughly 829,000 jobs in the first quarter of 2024. The unemployment rate averaged 3.8% in the first quarter of 2024, up slightly from the 3.7% average in the prior quarter, but still historically low, indicating a tight labor market. The equity markets rebounded as the Federal Reserve (“Fed”) held rates unchanged and prepared markets for future rate cuts. As a result, the S&P 500 returned 10.6% during the first quarter of 2024.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the first quarter of 2024, Fed policymakers maintained the target range for the federal funds rate of 5.25% to 5.50%. To the extent they pursue tighter monetary policy, the Federal Open Market Committee members are expected to take into account the cumulative impacts from higher rates, the inflation trajectory and global financial conditions.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
REVENUE
Advisory	$1,199,811	$954,057	26%
Commission:
Sales-based	385,235	286,072	35%
Trailing	361,211	317,653	14%
Total commission	746,446	603,725	24%
Asset-based:
Client cash	352,382	418,275	(16%)
Other asset-based	248,339	203,473	22%
Total asset-based	600,721	621,748	(3%)
Service and fee	132,172	118,987	11%
Transaction	57,258	48,935	17%
Interest income, net	43,525	37,358	17%
Other	52,660	33,022	59%
Total revenue	2,832,593	2,417,832	17%
EXPENSE
Advisory and commission	1,733,487	1,370,634	26%
Compensation and benefits	274,369	233,533	17%
Promotional	126,619	98,223	29%
Depreciation and amortization	67,158	56,054	20%
Occupancy and equipment	66,264	60,173	10%
Interest expense on borrowings	60,082	39,184	53%
Brokerage, clearing and exchange	30,532	26,126	17%
Amortization of other intangibles	29,552	24,092	23%
Communications and data processing	19,744	17,675	12%
Professional services	13,279	14,220	(7%)
Other	37,315	33,421	12%
Total expense	2,458,401	1,973,335	25%
INCOME BEFORE PROVISION FOR INCOME TAXES	374,192	444,497	(16%)
PROVISION FOR INCOME TAXES	85,428	105,613	(19%)
NET INCOME	$288,764	$338,884	(15%)

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the three months ended March 31, 2024.
We also support independent RIA firms that conduct their business through our separate registered investment advisor firms (“Independent RIAs”) advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access the capabilities of our investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. However, the advisory revenue generated by an Independent RIA is not included in our advisory revenue. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in our service and fee revenue in our condensed consolidated statements of income.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	March 31,
	2024	2023	$ Change	% Change
Corporate advisory assets	$537.6	$415.3	$122.3	29%
Independent RIA advisory assets	255.4	205.6	49.8	24%
Total advisory assets	$793.0	$620.9	$172.1	28%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2024	2023
Balance - Beginning of period	$735.8	$583.1
Net new advisory assets(1)	16.2	14.6
Market impact(2)	41.0	23.2
Balance - End of period	$793.0	$620.9
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
Advisory revenue increased during the three months ended March 31, 2024 as compared to the same period in 2023, due primarily to continued organic growth, which increased advisory asset balances during the period.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Sales-based	$385,235	$286,072	$99,163	35%
Trailing	361,211	317,653	43,558	14%
Total commission revenue	$746,446	$603,725	$142,721	24%
The increase in trailing commission revenue for the three months ended March 31, 2024 compared to 2023 was primarily due to an increase in sales of annuities during the period. The increase in sales-based commission revenue for the three months ended March 31, 2024 compared to 2023 was primarily driven by an increase in sales of annuities and fixed income securities as a result of the higher interest rate environment.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2024	2023
Balance - Beginning of period	$618.2	$527.7
Net new brokerage assets(1)	0.5	9.9
Market impact(2)	29.2	16.7
Balance - End of period	$647.9	$554.3
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
Asset-based revenue for the three months ended March 31, 2024 decreased by $21.0 million compared to 2023, primarily due to a decrease in client cash revenue. Client cash revenue for the three months ended March 31, 2024 decreased compared to 2023 due to lower average client cash balances during the three months ended March 31, 2024 as compared to 2023. For the three months ended March 31, 2024, our average client cash balances decreased to $44.4 billion compared to $55.7 billion in 2023.

Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three months ended March 31, 2024 increased compared to 2023, primarily due to increases in IRA custodian fees, business services and planning and advice services fees, and fees relating to confirmations and error and omission insurance.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three months ended March 31, 2024 increased compared to 2023, primarily due to increases in the number of transactions and transaction charges for fixed income products, partially offset by a decrease in charges for managed assets.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the three months ended March 31, 2024 increased compared to 2023, primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and a related increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expense
Advisory and Commission
Advisory and commission expense consists of the following: payout amounts that are earned by and paid out to advisors and institutions based on advisory and commission revenue earned on each client’s account, production-based bonuses earned by advisors and institutions based on the levels of advisory and commission revenue they produce, compensation and benefits paid to employee advisors, share-based compensation expense from equity awards granted to advisors and institutions based on the fair value of the awards at grant date and the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Payout rate	86.64%	86.19%	45 bps
Our payout rate for the three months ended March 31, 2024 increased slightly compared to 2023, primarily due to the effect of acquisitions during the prior year.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Average number of employees	8,724	7,124	22%
Compensation and benefits expense for the three months ended March 31, 2024 increased by $40.8 million compared to 2023, primarily due to an increase in average headcount.

Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three months ended March 31, 2024 increased by $28.4 million compared to 2023, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three months ended March 31, 2024 increased by $11.1 million compared to 2023, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three months ended March 31, 2024 increased by $20.9 million compared to 2023, primarily due to increased interest rates on our Term Loan B and revolving credit facilities and higher outstanding debt balances. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Provision for Income Taxes
Our effective income tax rate was 22.8% and 23.8% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The decrease in our effective tax rate for the three months ended March 31, 2024 was primarily driven by lower pre-tax income during the first quarter of 2024 as compared to the prior year.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements and internal capital thresholds. During the three months ended March 31, 2024, LPL Financial paid dividends of $120.0 million to the Parent. No such dividends were paid during the three months ended March 31, 2023.

We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Credit Agreement (which, in the case of LPL Financial, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.
The following table presents the components of Corporate Cash (in thousands):

	March 31, 2024	December 31, 2023
Cash and equivalents	$1,102,270	$465,671
Cash at regulated subsidiaries	(1,038,241)	(410,313)
Excess cash at regulated subsidiaries per the Credit Agreement	247,033	128,327
Corporate Cash	$311,062	$183,685

Corporate Cash
Cash at the Parent	$30,781	$26,587
Excess cash at regulated subsidiaries per the Credit Agreement	247,033	128,327
Cash at non-regulated subsidiaries	33,248	28,771
Corporate Cash	$311,062	$183,685
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of March 31, 2024, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2024 and 2026.
Share Repurchases
We engage in a share repurchase program that was approved by our Board of Directors (the “Board”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 296,145 shares for a total of $70.0 million during the three months ended March 31, 2024. As of March 31, 2024, we had $830.0 million remaining under our existing repurchase program. As a result of our planned acquisition of Atria, we paused share repurchases during the quarter. Subsequent to closing of the transaction, we will evaluate resuming share repurchases, consistent with our existing capital management strategy. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board of Directors (the “Board”), as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at March 31, 2024. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at March 31, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$401	$1,599
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2024
LPL Financial LLC
Net capital	$328,479
Less: required net capital	18,070
Excess net capital	$310,409
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
Supplemental Guarantor Financial Information
The Company filed a registration statement on Form S-3 to register, among other things, non-convertible debt securities that may be offered by LPL Holdings, Inc. (the “Issuer”), a wholly owned subsidiary of LPL Financial Holdings Inc. (“LPLFH” and together with the Issuer, the “Obligor Group”), and full and unconditional guarantees by LPLFH of such debt securities. The debt securities issued by the Issuer pursuant to such registration statement are fully and unconditionally guaranteed by LPLFH. LPLFH is a Delaware holding corporation that manages substantially all of its operations through investments in subsidiaries. See Note 1 - Organization and Description of the Company and Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
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
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Three Months Ended March 31,
Combined Summarized Statements of Income	2024
Revenues(1)	$49,734
Revenues from non-guarantor subsidiaries	5,335
Advisory and commission expense(1)	49,140
Interest expense on borrowings	59,158
Expenses from non-guarantor subsidiaries	3,509
Loss before provision for income taxes	(68,692)
Net loss	(53,128)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	March 31, 2024	December 31, 2023
Cash and equivalents	$30,781	$26,587
Other receivables, net	3,330	2,793
Property and equipment, net	155,133	154,920
Goodwill	1,251,908	1,251,908
Other intangibles, net	88,467	95,461
Receivables from non-guarantor subsidiaries	152,179	153,377
Other assets	1,050,215	1,017,289
Corporate debt and other borrowings, net	3,853,794	3,734,111
Accounts payable and accrued liabilities	64,793	53,817
Payables to non-guarantor subsidiaries	77,292	76,683
Other liabilities	1,091,363	986,274
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
As of March 31, 2024, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	March 31, 2024
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.65
Interest Coverage (Minimum)	3.0	11.02
Certain restrictive covenants under certain of our Indentures are currently suspended. However, a credit rating downgrade to a below investment grade rating could cause currently suspended restrictive covenants under certain of our Indentures to be automatically reinstated.
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement.

Contractual Obligations
During the three months ended March 31, 2024, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2023 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, for further detail.
Risk Management
Risk is an inherent part of our business and activities. To effectively manage these risks, we have an enterprise risk management (“ERM”) framework that is designed to facilitate the incorporation of risk assessment into decision-making processes across the Company, enable execution our business strategy, and protect our Company and its franchise. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” and the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K for more information about our risks, our risk management policies and procedures, the potential related effects on our operations, and our ERM framework.
Operational Risk
Operational Risk is reviewed, monitored and challenged by the Operational Risk Oversight Committee. Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people or external events. Please consult the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K for more information about the operational risks that we face.
Regulatory and Compliance Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2023 Annual Report on Form 10-K. In recent years, and during the periods presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, the U.S. Department of Labor and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2023 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE
Advisory	$1,199,811	$954,057
Commission:
Sales-based	385,235	286,072
Trailing	361,211	317,653
Total commission	746,446	603,725
Asset-based:
Client cash	352,382	418,275
Other asset-based	248,339	203,473
Total asset-based	600,721	621,748
Service and fee	132,172	118,987
Transaction	57,258	48,935
Interest income, net	43,525	37,358
Other	52,660	33,022
Total revenue	2,832,593	2,417,832
EXPENSE
Advisory and commission	1,733,487	1,370,634
Compensation and benefits	274,369	233,533
Promotional	126,619	98,223
Depreciation and amortization	67,158	56,054
Occupancy and equipment	66,264	60,173
Interest expense on borrowings	60,082	39,184
Brokerage, clearing and exchange	30,532	26,126
Amortization of other intangibles	29,552	24,092
Communications and data processing	19,744	17,675
Professional services	13,279	14,220
Other	37,315	33,421
Total expense	2,458,401	1,973,335
INCOME BEFORE PROVISION FOR INCOME TAXES	374,192	444,497
PROVISION FOR INCOME TAXES	85,428	105,613
NET INCOME	$288,764	$338,884
EARNINGS PER SHARE
Earnings per share, basic	$3.87	$4.30
Earnings per share, diluted	$3.83	$4.24
Weighted-average shares outstanding, basic	74,562	78,750
Weighted-average shares outstanding, diluted	75,463	79,974
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2024	December 31, 2023
Cash and equivalents	$1,102,270	$465,671
Cash and equivalents segregated under federal or other regulations	1,610,996	2,007,312
Restricted cash	114,006	108,180
Receivables from clients, net	591,503	588,585
Receivables from brokers, dealers and clearing organizations	103,236	50,069
Advisor loans, net	1,573,774	1,479,690
Other receivables, net	863,119	743,317
Investment securities	57,451	91,311
Property and equipment, net	987,308	933,091
Goodwill	1,840,972	1,856,648
Other intangibles, net	690,767	671,585
Other assets	1,482,137	1,390,021
Total assets	$11,017,539	$10,385,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,486,605	$2,266,176
Payables to brokers, dealers and clearing organizations	190,419	163,337
Accrued advisory and commission expenses payable	232,084	216,541
Corporate debt and other borrowings, net	3,853,794	3,734,111
Accounts payable and accrued liabilities	369,244	485,963
Other liabilities	1,615,512	1,440,373
Total liabilities	8,747,658	8,306,501

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,704,541 shares and 130,233,328 shares issued at March 31, 2024 and December 31, 2023, respectively	131	130
Additional paid-in capital	2,016,666	1,987,684
Treasury stock, at cost — 55,998,999 shares and 55,576,970 shares at March 31, 2024 and December 31, 2023, respectively	(4,101,055)	(3,993,949)
Retained earnings	4,354,139	4,085,114
Total stockholders’ equity	2,269,881	2,078,979
Total liabilities and stockholders’ equity	$11,017,539	$10,385,480

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	338,884	338,884
Issuance of common stock to settle restricted stock units	368	—	—	148	(36,602)	—	(36,602)
Treasury stock purchases	—	—	—	1,206	(277,053)	—	(277,053)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,584)	(23,584)
Stock option exercises and other	62	—	2,466	(13)	477	2,157	5,100
Share-based compensation	—	—	18,636	—	—	—	18,636
BALANCE — March 31, 2023	130,086	$130	$1,933,988	51,749	$(3,159,714)	$3,418,529	$2,192,933

	Three Months Ended March 31, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	288,764	288,764
Issuance of common stock to settle restricted stock units	353	—	—	144	(37,729)	—	(37,729)
Treasury stock purchases	—	—	—	296	(70,005)	—	(70,005)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,411)	(22,411)
Stock option exercises and other	119	1	5,647	(18)	628	2,672	8,948
Share-based compensation	—	—	23,335	—	—	—	23,335
BALANCE — March 31, 2024	130,705	$131	$2,016,666	55,999	$(4,101,055)	$4,354,139	$2,269,881

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,764	$338,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,158	56,054
Amortization of other intangibles	29,552	24,092
Amortization of debt issuance costs	2,675	2,026
Share-based compensation	23,335	18,636
Provision for credit losses	2,668	3,347
Deferred benefit for income taxes	4	(96)
Loan forgiveness	64,605	49,036
Other	9,126	10,218
Changes in operating assets and liabilities:
Receivables from clients, net	(2,754)	(20,580)
Receivables from brokers, dealers and clearing organizations	(53,167)	4,680
Advisor loans, net	(159,839)	(84,418)
Other receivables, net	(121,596)	(16,457)
Investment securities - trading	32,902	461
Other assets	(59,125)	(52,258)
Client payables	220,429	(562,308)
Payables to brokers, dealers and clearing organizations	27,082	(35,046)
Accrued advisory and commission expenses payable	15,543	(9,513)
Accounts payable and accrued liabilities	(115,129)	(90,011)
Other liabilities	154,473	158,098
Operating lease assets	(805)	(765)
Net cash provided by (used in) operating activities	425,901	(205,920)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121,024)	(101,252)
Acquisitions, net of cash acquired	(10,171)	(251,338)
Proceeds from maturities of securities classified as held-to-maturity	1,250	1,750
Net cash used in investing activities	(129,945)	(350,840)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	245,000	135,000
Repayments of revolving credit facilities	(124,000)	—
Repayment of senior secured term loans	(2,675)	(2,675)
Payment of contingent consideration	(46,887)	—
Tax payments related to settlement of restricted stock units	(37,729)	(36,602)
Repurchase of common stock	(70,005)	(275,024)
Dividends on common stock	(22,411)	(23,584)
Proceeds from stock option exercises and other	8,948	5,100
Principal payment of finance leases and obligations	(88)	(70)
Net cash used in financing activities	(49,847)	(197,855)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	246,109	(754,615)
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,581,163	3,137,270
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,827,272	$2,382,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$43,542	$39,870
Income taxes paid	$9,205	$10,404
Cash paid for amounts included in the measurement of operating lease liabilities	$7,055	$6,436
Cash paid for amounts included in the measurement of finance lease liabilities	$2,175	$2,138
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$24,448	$23,753
Lease assets obtained in exchange for operating lease liabilities	$3,484	$1,700
Contingent consideration liabilities recognized at acquisition date	$19,918	$41,334

	March 31,
	2024	2023
Cash and equivalents	$1,102,270	$469,785
Cash and equivalents segregated under federal or other regulations	1,610,996	1,807,283
Restricted cash	114,006	105,587
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,827,272	$2,382,655
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at institutions (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer personalized financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH” or “Parent”) is an intermediate holding company and directly or indirectly owns 100% of the issued and outstanding common equity interests of all of LPLFH’s indirect subsidiaries, including a captive insurance subsidiary that underwrites insurance for various legal and regulatory risks of the Company.
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Boston, Massachusetts; and Austin, Texas is a clearing broker-dealer and an investment advisor that principally transacts business for its advisors and institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
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
The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the three months ended March 31, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2024	2023
Commission revenue
Annuities	$436,473	$344,061
Mutual funds	186,540	165,038
Fixed income	48,641	35,267
Equities	35,451	25,890
Other	39,341	33,469
Total commission revenue	$746,446	$603,725

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2024	2023
Commission revenue
Sales-based
Annuities	$229,077	$162,176
Fixed income	48,641	35,267
Mutual funds	43,496	37,477
Equities	35,451	25,890
Other	28,570	25,262
Total sales-based revenue	$385,235	$286,072
Trailing
Annuities	$207,396	$181,885
Mutual funds	143,044	127,561
Other	10,771	8,207
Total trailing revenue	$361,211	$317,653
Total commission revenue	$746,446	$603,725
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset-based revenue
Client cash	$352,382	$418,275
Sponsorship programs	134,101	102,470
Recordkeeping	114,238	101,003
Total asset-based revenue	$600,721	$621,748
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2024	2023
Service and fee revenue
Over time(1)	$102,536	$93,029
Point-in-time(2)	29,636	25,958
Total service and fee revenue	$132,172	$118,987
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, account fees, and confirmation fees.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $156.2 million as of December 31, 2023 to $206.7 million as of March 31, 2024. The increase in unearned revenue for the three months ended March 31, 2024 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $154.2 million of revenue recognized during the three months ended March 31, 2024 that was included in the unearned revenue balance as of December 31, 2023.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Acquisitions in the Current Period
Entered into a definitive purchase agreement to acquire Atria Wealth Solutions, Inc (“Atria”)
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria, a wealth management solutions holding company headquartered in New York. As part of the agreement, Atria will transition its brokerage and advisory assets to the Company’s platform. The Company expects to close the transaction in the second half of 2024 for an initial purchase price of approximately $805 million and potential contingent consideration of up to $230 million based on future retention. The closing and the conversion, which is expected to be completed in mid-2025, are both subject to receipt of regulatory approval and other closing conditions.
Other Acquisitions
During the three months ended March 31, 2024, the Company completed two acquisitions under the Liquidity & Succession solution, in which the Company buys advisor practices.
Total consideration for these transactions, which were accounted for under the acquisition method of accounting for business combinations, was $22.0 million, which included $9.5 million of cash, and liabilities of $12.5 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the three to seven years following the closing. This contingent consideration may be settled for amounts up to $84.3 million in the years following the closing.
At March 31, 2024, the Company provisionally allocated $3.9 million of the purchase price to goodwill and $18.1 million to client relationships acquired as part of these acquisitions. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The client relationships were valued using the income approach and assigned useful lives of 14 years. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
Acquisition of Financial Resources Group Investment Services, LLC
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office, in order to expand its addressable markets and complement organic growth. The Company accounted for the acquisition under the acquisition method of accounting for business combinations, and total consideration for the transaction was $189.2 million, which included an initial cash payment of $143.8 million and a liability of $45.4 million for contingent consideration. The Company allocated $129.7 million of the purchase price to goodwill, $53.5 million to definite-lived intangible assets, $9.0 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

synergies expected to result from combining operations and is deductible for tax purposes. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Other Acquisitions
During the year ended December 31, 2023, the Company completed a total of 19 acquisitions under the Liquidity & Succession solution. The Company also completed the acquisition of Boenning & Scattergood’s Private Client Group on January 31, 2023. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for five Liquidity & Succession transactions under the acquisition method of accounting for business combinations during the year ended December 31, 2023. Total consideration for these transactions was $190.2 million, which included initial consideration of $147.4 million, including $140.3 million of cash and a liability of $42.7 million for contingent consideration. At December 31, 2023, the Company allocated $84.5 million of the purchase price to goodwill and $105.7 million to the definite-lived intangible assets acquired as part of these acquisitions. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes.
The Company recorded purchase accounting adjustments during the three months ended March 31, 2024 related to acquisitions which were completed during the fourth quarter of 2023 and for which the Company’s purchase accounting analysis is ongoing. These adjustments resulted in a $39.6 million increase in customer relationships, a $7.4 million increase in liabilities for contingent consideration, a $12.6 million decrease in technology, and a $19.6 million decrease in goodwill. At March 31, 2024, the Company has provisionally allocated $42.7 million of the purchase price to goodwill and $64.5 million to definite-lived intangible assets acquired. The intangible assets are comprised primarily of client relationships which were assigned useful lives of 15 years. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for fifteen other acquisitions as asset acquisitions during the year ended December 31, 2023. These transactions included initial consideration of $180.4 million, including $142.3 million of which was allocated to client relationships and $38.1 million of which was allocated to advisor relationships. These transactions include potential contingent payments of up to $73.1 million in the three years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2024 or 2023.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2024 and December 31, 2023, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2024 and December 31, 2023, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in life insurance, money market and other mutual funds, which are actively traded and valued based on quoted market prices; and (2) certain non-traded real estate investment trusts, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2024 and December 31, 2023, the Company did not adjust prices received from the independent third-party pricing services.
Contingent Consideration — The Company measures contingent consideration liabilities at fair value at the acquisition date, as applicable, and thereafter on a recurring basis using unobservable (Level 3) inputs. These contingent consideration liabilities are reflected in other liabilities. See Note 4 - Acquisitions for additional information.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using Monte Carlo simulation and discounted cash flows models. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to project future revenue or asset growth and discount rates which are based on the cost of debt and equity. These projections are measured against the performance targets specified in each respective acquisition agreement, which may include growth in assets under management, net new assets, asset conversion or retention, or revenue growth. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes inputs used in the measurement of contingent consideration (dollars in thousands):

		Quantitative Information About Level 3 Fair Value Measurements
March 31, 2024	December 31, 2023	Type	Valuation Techniques	Unobservable Inputs	Range
$84,762	$114,844	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0% - 29.5%
				Discount Rate	13.1% - 23.2%
2,500	4,000	Contingent Consideration	Discounted Cash Flow Model	Discount Rate	9.3%
$87,262	$118,844

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance - Beginning of period	$118,844	$3,860
Additions	19,918	41,334
Payments	(51,500)	—
Fair value adjustments	—	86
Balance - End of period	$87,262	$45,280

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$184	$—	$—	$184
Cash equivalents segregated under federal or other regulations	769,823	—	—	769,823
Restricted cash	110,231	—	—	110,231
Investment securities — trading:
U.S. treasury obligations	28,029	—	—	28,029
Mutual funds	14,538	—	—	14,538
Equity securities	627	—	—	627
Money market funds	118	—	—	118
Debt securities	—	116	—	116
Total investment securities — trading	43,312	116	—	43,428
Other assets:
Deferred compensation plan	740,549	—	—	740,549
Fractional shares — investment(1)	197,093	—	—	197,093
Other investments	—	4,270	—	4,270
Total other assets:	937,642	4,270	—	941,912
Total assets at fair value	$1,861,192	$4,386	$—	$1,865,578
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$74	$—	$—	$74
U.S. treasury obligations	5	—	—	5
Total securities sold, but not yet purchased	79	—	—	79
Fractional shares — repurchase obligation(1)	197,093	—	—	197,093
Contingent consideration	—	—	87,262	87,262
Total other liabilities	197,172	—	87,262	284,434
Total liabilities at fair value	$197,172	$—	$87,262	$284,434
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s dividend reinvestment program (“DRIP”).

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$166	$—	$—	$166
Cash equivalents segregated under federal or other regulations	720,077	—	—	720,077
Restricted cash	103,226	—	—	103,226
Investment securities — trading:
Mutual funds	50,518	—	—	50,518
U.S. treasury obligations	25,388	—	—	25,388
Money market funds	107	—	—	107
Equity securities	43	—	—	43
Debt securities	—	32	—	32
Total investment securities — trading	76,056	32	—	76,088
Other assets:
Deferred compensation plan	677,548	—	—	677,548
Fractional shares — investment(1)	177,131	—	—	177,131
Other investments	—	3,960	—	3,960
Total other assets	854,679	3,960	—	858,639
Total assets at fair value	$1,754,204	$3,992	$—	$1,758,196
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$487	$—	$—	$487
Mutual funds	55	—	—	55
Total securities sold, but not yet purchased	542	—	—	542
Fractional shares — repurchase obligation(1)	177,131	—	—	177,131
Contingent consideration	—	—	118,844	118,844
Total other liabilities	177,673	—	118,844	296,517
Total liabilities at fair value	$177,673	$—	$118,844	$296,517
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

March 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,102,086	$1,102,086	$—	$—	$1,102,086
Cash segregated under federal or other regulations	841,173	841,173	—	—	841,173
Restricted cash	3,775	3,775	—	—	3,775
Receivables from clients, net	591,503	—	591,503	—	591,503
Receivables from brokers, dealers and clearing organizations	103,236	—	103,236	—	103,236
Advisor repayable loans, net(1)	341,091	—	—	257,480	257,480
Other receivables, net	863,119	—	863,119	—	863,119
Investment securities — held-to-maturity securities	14,023	—	13,836	—	13,836
Other assets:
Securities borrowed	2,671	—	2,671	—	2,671
Deferred compensation plan(2)	7,509	7,509	—	—	7,509
Other investments(3)	4,692	—	4,692	—	4,692
Total other assets	14,872	7,509	7,363	—	14,872
Liabilities
Client payables	$2,486,605	$—	$2,486,605	$—	$2,486,605
Payables to brokers, dealers and clearing organizations	190,419	—	190,419	—	190,419
Corporate debt and other borrowings, net	3,853,794	—	3,784,875	—	3,784,875

December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$465,505	$465,505	$—	$—	$465,505
Cash segregated under federal or other regulations	1,287,235	1,287,235	—	—	1,287,235
Restricted cash	4,954	4,954	—	—	4,954
Receivables from clients, net	588,585	—	588,585	—	588,585
Receivables from brokers, dealers and clearing organizations	50,069	—	50,069	—	50,069
Advisor repayable loans, net(1)	340,985	—	—	236,888	236,888
Other receivables, net	743,317	—	743,317	—	743,317
Investment securities - held-to-maturity securities	15,223	—	15,079	—	15,079
Other assets:
Securities borrowed	4,334	—	4,334	—	4,334
Deferred compensation plan(2)	6,217	6,217	—	—	6,217
Other investments(3)	4,695	—	4,695	—	4,695
Total other assets	15,246	6,217	9,029	—	15,246
Liabilities
Client payables	$2,266,176	$—	$2,266,176	$—	$2,266,176
Payables to brokers, dealers and clearing organizations	163,337	—	163,337	—	163,337
Corporate debt and other borrowings, net	3,734,111	—	3,680,199	—	3,680,199
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

The following table summarizes investment securities (in thousands):

	March 31, 2024	December 31, 2023
Trading securities — at fair value:
U.S. treasury obligations	$28,029	$25,388
Mutual funds	14,538	50,518
Equity securities	627	43
Money market funds	118	107
Debt securities	116	32
Total trading securities	$43,428	$76,088
Held-to-maturity securities — at amortized cost:
U.S. government notes	$14,023	$15,223
Total held-to-maturity securities	$14,023	$15,223
Total investment securities	$57,451	$91,311
At March 31, 2024, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$4,969	$9,054	$—	$—	$14,023
U.S. government notes — at fair value	$4,901	$8,935	$—	$—	$13,836
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2022	$1,642,468
Goodwill acquired	214,180
Balance at December 31, 2023	1,856,648
Purchase accounting adjustments	(19,627)
Goodwill acquired	3,951
Balance at March 31, 2024	$1,840,972
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of other intangibles, net were as follows at March 31, 2024 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	7.3	$936,178	$(632,613)	$303,565
Product sponsor relationships	2.0	234,086	(212,053)	22,033
Client relationships	12.8	374,229	(58,487)	315,742
Technology	9.2	20,850	(11,242)	9,608
Total definite-lived intangible assets, net		$1,565,343	$(914,395)	$650,948
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$690,767
_______________________________
(1)During the three months ended March 31, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2023 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	7.3	$935,478	$(614,277)	$321,201
Product sponsor relationships	2.2	234,086	(209,076)	25,010
Client relationships	12.6	313,585	(51,328)	262,257
Technology	8.7	33,460	(10,162)	23,298
Total definite-lived intangibles, net		$1,516,609	$(884,843)	$631,766
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$671,585
_______________________________
(1)    During the year ended December 31, 2023, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $29.6 million and $24.1 million for the three months ended March 31, 2024 and 2023, respectively. Future amortization is estimated as follows (in thousands):

2024 - remainder	$85,475
2025	104,686
2026	66,429
2027	61,280
2028	55,488
Thereafter	277,590
Total	$650,948

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Other assets:
Deferred compensation	$748,058	$683,765
Prepaid assets	177,668	173,039
Fractional shares — investment(1)	197,093	177,131
Deferred tax assets, net	167,446	167,450
Operating lease assets	93,032	93,797
Debt issuance costs, net	7,747	9,065
Other	91,093	85,774
Total other assets	$1,482,137	$1,390,021

Other liabilities:
Deferred compensation	$746,356	$684,178
Unearned revenue(2)	206,698	156,214
Fractional shares — repurchase obligation(1)	197,093	177,131
Operating lease liabilities	121,907	123,477
Finance lease liabilities	105,376	105,465
Taxes payable	100,741	24,522
Contingent consideration	87,262	118,844
Other	50,079	50,542
Total other liabilities	$1,615,512	$1,440,373
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	March 31, 2024			December 31, 2023
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,024,525	SOFR+185 bps	7.176%	$1,027,200	SOFR+185 bps	7.206%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
Total Corporate Debt	3,474,525			3,477,200
Less: Unamortized Debt Issuance Cost	(21,731)			(23,089)
Corporate debt, net	$3,452,794			$3,454,111
Other Borrowings
Revolving Credit Facility(2)	401,000	ABR+37.5 bps / SOFR+147.5 bps	6.852%	280,000	ABR+37.5 bps / SOFR+147.5 bps	6.966%	3/15/2026
Total other borrowings	$401,000			$280,000
Corporate Debt and Other Borrowings, Net	$3,853,794			$3,734,111
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The Parent’s outstanding balance at March 31, 2024 was comprised of an alternate base rate (“ABR”)-based balance of $10.0 million with the applicable margin of ABR + 37.5 bps (8.875%) and a SOFR-based balance of $391.0 million with the applicable margin of SOFR + 147.5 bps (6.800%).
The following table presents amounts outstanding and available under the Company’s external lines of credit at March 31, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$401	$1,599
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Issuance of 2028 Senior Notes
LPLH issued $750.0 million in aggregate principal amount of 6.750% senior notes on November 17, 2023 at 99.929% (“2028 Senior Notes”). The 2028 Senior Notes are unsecured obligations that will mature on November 17, 2028, and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used the proceeds from the issuance to repay borrowings made under its senior secured revolving credit facility and for general corporate purposes. In connection with the issuance of the 2028 Senior Notes, the Company incurred $6.3 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Credit Agreement
On March 13, 2023, LPLFH and LPLH entered into a sixth amendment agreement to the Company’s amended and restated credit agreement (the “Credit Agreement”), which, among other things, replaced LIBOR with SOFR. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2024, the Company was in compliance with such covenants.

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
Broker-Dealer Revolving Credit Facility
On July 18, 2023, LPL Financial, the Company’s broker-dealer subsidiary, renewed its committed senior unsecured revolving credit facility that matures on July 16, 2024 and allows for a maximum borrowing of up to $1.0 billion. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.7 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2024.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of March 31, 2024. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There were no balances outstanding under these lines at March 31, 2024 or December 31, 2023.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at March 31, 2024 or December 31, 2023.

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
In October 2022, the Company received a request for information from the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. In 2023, the SEC proposed a potential settlement, under which the Company would pay a $50.0 million civil monetary penalty. As a result, the Company recorded $40.0 million in other expense in the consolidated statements of income for the year ended December 31, 2023 to reflect the amount of the penalty that is not covered by the Company’s captive insurance subsidiary. On March 22, 2024, the Company reached a settlement in principle with the staff of the SEC to resolve its civil investigation. The Company expects to pay the civil monetary penalty of $50.0 million during the second quarter of 2024. The settlement in principle remains subject to the negotiation of definitive documentation and approval by the SEC.
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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance — January 1	$82,883	$74,071
Losses incurred	9,306	9,047
Losses paid	(12,205)	(5,725)
Ending balance — March 31	$79,984	$77,393

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Commitments
As of March 31, 2024, the Company had approximately $484.9 million of client margin loans that were collateralized with securities having a fair value of approximately $678.9 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $357.2 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2024, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $321.7 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $8.4 million and $5.5 million of trading securities pledged to the Options Clearing Corporation at March 31, 2024 and December 31, 2023, respectively, and $19.7 million and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at March 31, 2024 and December 31, 2023, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2024		2023
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$23.6
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the three months ended March 31, 2024 LPLFH repurchased 296,145 shares of common stock at a weighted-average price of $236.39 for a total of $70.0 million. As of March 31, 2024, the Company had $830.0 million remaining under the existing share repurchase program. As a result of our planned acquisition of Atria, the Company paused share repurchases during the quarter. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,656,366 shares remaining available for future issuance at March 31, 2024.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2023	546,820	$54.81
Granted	—	$—
Exercised	(119,010)	$47.30
Forfeited and Expired	—	$—
Outstanding — March 31, 2024	427,810	$56.90	3.59	$88,684
Exercisable — March 31, 2024	427,810	$56.90	3.59	$88,684
Exercisable and expected to vest — March 31, 2024	427,810	$56.90	3.59	$88,684
The following table summarizes information about outstanding stock options and warrants as of March 31, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	60,485	$19.85	1.97	60,485	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	93,509	$39.48	2.85	93,509	$39.48
$45.01 - $65.00	6,687	$45.55	0.93	6,687	$45.55
$65.01 - $75.00	130,005	$65.50	3.77	130,005	$65.50
$75.01 - $80.00	137,124	$77.53	4.75	137,124	$77.53
	427,810	$56.90	3.59	427,810	$56.90
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was no unrecognized compensation cost related to non-vested stock options.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the three months ended March 31, 2024:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2023	1,568	$187.93	776,604		$205.51
Granted	—	$—	397,845		$262.65
Vested	—	$—	(352,203)		$190.54
Forfeited	—	$—	(6,979)		$229.66
Outstanding — March 31, 2024	1,568	$187.93	815,267	(1)	$239.66
Expected to vest — March 31, 2024	1,568	$187.93	644,042		$258.09
_______________________________
(1)    Includes 90,412 vested and undistributed deferred stock units.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $20.3 million and $16.2 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, total unrecognized compensation cost for restricted stock awards and stock units was $138.4 million, which is expected to be recognized over a weighted-average remaining period of 2.23 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.7 million related to the vesting of these awards during both the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $4.5 million, which is expected to be recognized over a weighted-average remaining period of 1.98 years.
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

	Three Months Ended March 31,
	2024	2023
Net income	$288,764	$338,884

Basic weighted-average number of shares outstanding	74,562	78,750
Dilutive common share equivalents	901	1,224
Diluted weighted-average number of shares outstanding	75,463	79,974

Basic earnings per share	$3.87	$4.30
Diluted earnings per share	$3.83	$4.24
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended March 31, 2024 and 2023, stock options, warrants and stock units representing common share equivalents of 162,078 shares and 75,416 shares, respectively, were anti-dilutive.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2024
LPL Financial LLC
Net capital	$328,479
Less: required net capital	18,070
Excess net capital	$310,409
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of March 31, 2024, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK
AND CONCENTRATIONS OF CREDIT RISK
LPL Financial may offer loans to new and existing advisors and institutions to facilitate their relationship with LPL Financial, transition to LPL Financial’s platform or fund business development activities. LPL Financial may incur losses if advisors or institutions do not fulfill their obligations with respect to these loans. To mitigate this risk, LPL Financial evaluates the performance and creditworthiness of the advisor or institution prior to offering repayable loans.
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
NOTE 16 - SUBSEQUENT EVENTS
The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on June 4, 2024 to all stockholders of record on May 21, 2024.

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
As of March 31, 2024, the fair value of our trading securities was $43.4 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $941.9 million as of March 31, 2024. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2024, $1.4 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at March 31, 2024	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,024,525	$1,021	$2,551	$5,103	$10,205
Revolving Credit Facility	401,000	401	1,003	2,005	4,010
Variable Rate Debt Outstanding	$1,425,525	$1,422	$3,554	$7,108	$14,215
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
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We are subject to credit risk from certain loans extended to advisors and institutions when we extend loans with repayment terms to facilitate advisors’ and institutions’ transition to our platform or to fund business development activities. We are also subject to credit risk when a forgivable loan to an advisor or institution converts to repayable upon advisor or institution termination or change in agreed upon terms.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three months ended March 31, 2024 and 2023. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
January 1, 2024 through January 31, 2024	296,145	$236.39	296,145	$830.0
February 1, 2024 through February 29, 2024	—	$—	—	$830.0
March 1, 2024 through March 31, 2024	—	$—	—	$830.0
Total	296,145		296,145
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading arrangements”). The table below sets forth certain information regarding such Rule 10b5-1 trading arrangements:

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Dan Arnold, President and Chief Executive Officer	March 13, 2024	June 14, 2024	September 12, 2024	20,000	Sale
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

LPL Financial Holdings Inc.
Date:	May 2, 2024	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 2, 2024	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer and Head of Business Operations