Form 10-Q
period 2024-06-30
LPL Financial Holdings Inc.
filed 2024-07-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 25, 2024 was 74,762,890.

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

These forward-looking statements reflect the Company’s expectations and objectives as of July 30, 2024. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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

•effects of competition in the financial services industry and the success of the Company in attracting and retaining financial advisors and institutions, and their ability to provide financial products and services effectively;
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
•changes in the growth and profitability of the Company’s fee-based offerings and asset-based revenues;
•the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations;
•the cost of defending, settling and remediating issues related to regulatory matters or legal proceedings, including civil monetary penalties or actual costs of reimbursing customers for losses in excess of our reserves or insurance;
•the SEC’s approval of the proposed settlement agreement in connection with the Off-Channel Investigation;
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
•whether advisors affiliated with Atria or Prudential Financial, Inc. (“Prudential”) will transition registration to the Company and whether assets reported as serviced by such financial advisors will translate into assets of the Company;
•the failure to satisfy the closing conditions applicable to the strategic relationship agreement between the Company and Prudential or the purchase agreement between the Company and Atria, including regulatory approval;
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
LPL serves the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We serve more than 23,000 financial advisors, including advisors at approximately 1,000 institutions and at approximately 580 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our advisors need. Through our comprehensive platform, we offer integrated technology solutions; brokerage and advisory platforms; clearing, compliance, business and planning and advice services; consultative practice management programs and training; and in-house research to help our advisors deliver advice to their clients and run successful businesses.
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
Significant Events
Completed a $1.0 billion debt offering
On May 20, 2024, the Company completed the issuance and sale of $500.0 million in aggregate principal amount of 5.700% senior unsecured notes due 2027 and $500.0 million in aggregate principal amount of 6.000% senior unsecured notes due 2034. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.

Executive Summary
Financial Highlights
Results for the second quarter of 2024 included net income of $243.8 million, or $3.23 per diluted share, which compares to $285.5 million, or $3.65 per diluted share, for the second quarter of 2023.
Asset Trends
Total advisory and brokerage assets served were $1.5 trillion at June 30, 2024, compared to $1.2 trillion at June 30, 2023. Total net new assets were $34.0 billion for the three months ended June 30, 2024, compared to $21.7 billion for the same period in 2023.
Net new advisory assets were $26.8 billion for the three months ended June 30, 2024, compared to $18.1 billion for the same period in 2023. Advisory assets were $829.1 billion, or 55.4% of total advisory and brokerage assets served, at June 30, 2024, up 25% from $661.6 billion at June 30, 2023.
Net new brokerage assets were $7.2 billion for the three months ended June 30, 2024, compared to $3.6 billion for the same period in 2023. Brokerage assets were $668.7 billion at June 30, 2024, up 16% from $578.6 billion at June 30, 2023.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.1 billion for the three months ended June 30, 2024, an increase of 9% from $989.8 million for the three months ended June 30, 2023. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends
During the three months ended June 30, 2024, we paid stockholders cash dividends of $22.4 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Operating Metrics (dollars in billions)(1)	2024	2024	2023
Advisory and Brokerage Assets(2)
Advisory assets	$829.1	$793.0	$661.6
Brokerage assets	668.7	647.9	578.6
Total Advisory and Brokerage Assets	$1,497.8	$1,440.9	$1,240.2
Advisory as a % of total Advisory and Brokerage Assets	55.4%	55.0%	53.3%

Net New Assets(3)
Net new advisory assets	$26.8	$16.2	$18.1
Net new brokerage assets	7.2	0.5	3.6
Total Net New Assets	$34.0	$16.7	$21.7

Organic Net New Assets
Organic net new advisory assets	$26.6	$16.2	$18.1
Organic net new brokerage assets	2.5	0.5	3.6
Total Organic Net New Assets	$29.0	$16.7	$21.7

Organic advisory net new assets annualized growth(4)	13.4%	8.8%	11.7%
Total organic net new assets annualized growth(4)	8.1%	4.9%	7.4%

Client Cash Balances
Insured cash account sweep	$31.0	$32.6	$36.0
Deposit cash account sweep	9.2	9.2	9.5
Total Bank Sweep	40.2	41.8	45.5
Money market sweep	2.3	2.4	2.3
Total Client Cash Sweep Held by Third Parties	42.5	44.2	47.9
Client cash account(5)	1.5	2.1	1.7
Total Client Cash Balances	$44.0	$46.3	$49.6
Client Cash Balances as a % of Total Assets	2.9%	3.2%	4.0%

Net buy (sell) activity(6)	$39.3	$37.8	$32.3

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Business and Financial Metrics (dollars in millions)	2024	2024	2023
Advisors	23,462	22,884	21,942
Average total assets per advisor(7)	$63.8	$63.0	$56.5

Share repurchases	$—	$70.0	$350.0
Dividends	$22.4	$22.4	$23.1
Leverage ratio(8)	1.68	1.65	1.25

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2024	2023	2024	2023
Total revenue	$2,931.8	$2,468.8	$5,764.4	$4,886.6
Net income	$243.8	$285.5	$532.6	$624.4
Earnings per share (“EPS”), diluted	$3.23	$3.65	$7.05	$7.90
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(9)	$3.88	$3.94	$8.09	$8.44
Gross profit(10)	$1,079.2	$989.8	$2,145.6	$2,009.8
Adjusted EBITDA(11)	$532.9	$522.9	$1,073.4	$1,089.8
Core G&A(12)	$370.9	$337.0	$734.4	$663.2
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

	June 30,	March 31,	June 30,
Credit Agreement Net Debt Reconciliation	2024	2024	2023
Corporate debt and other borrowings	$4,471.9	$3,875.5	$3,019.6
Corporate Cash(13)	(684.1)	(311.1)	(325.5)
Credit Agreement Net Debt(†)	$3,787.8	$3,564.5	$2,694.1

	June 30,	March 31,	June 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2024	2024	2023
Net income	$974.4	$1,016.1	$1,175.8
Interest expense on borrowings	227.2	207.7	154.3
Provision for income taxes	341.3	358.3	383.5
Depreciation and amortization	270.7	258.1	220.3
Amortization of other intangibles	116.5	112.7	96.0
EBITDA(†)	$1,930.2	$1,952.9	$2,029.9
Credit Agreement Adjustments:
Acquisition costs and other(14)(15)	$224.7	$117.2	$35.9
Employee share-based compensation	73.9	70.7	58.4
M&A accretion(16)	28.8	17.0	36.4
Advisor share-based compensation	2.6	2.6	2.6
Credit Agreement EBITDA(†)	$2,260.2	$2,160.5	$2,163.2

	June 30,	March 31,	June 30,
	2024	2024	2023
Leverage Ratio	1.68	1.65	1.25
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$243.8	$3.23	$285.5	$3.65	$532.6	$7.05	$624.4	$7.90
Amortization of other intangibles	30.6	0.41	26.7	0.34	60.2	0.80	50.8	0.64
Acquisition costs(14)	36.9	0.49	4.1	0.05	46.4	0.61	7.2	0.09
Tax benefit	(17.8)	(0.24)	(8.1)	(0.10)	(28.1)	(0.37)	(15.2)	(0.19)
Adjusted Net Income / Adjusted EPS(†)	$293.5	$3.88	$308.3	$3.94	$611.0	$8.09	$667.2	$8.44
Weighted-average shares outstanding, diluted	75.5		78.2		75.5		79.1
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

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2024	2023	2024	2023
Total revenue	$2,931.8	$2,468.8	$5,764.4	$4,886.6
Advisory and commission expense	1,819.0	1,448.8	3,552.5	2,819.4
Brokerage, clearing and exchange expense	33.0	29.1	63.5	55.3
Employee deferred compensation	0.6	1.1	2.7	2.2
Gross Profit(†)	$1,079.2	$989.8	$2,145.6	$2,009.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation	2024	2023	2024	2023
Net income	$243.8	$285.5	$532.6	$624.4
Interest expense on borrowings	64.3	44.8	124.4	84.0
Provision for income taxes	86.3	103.3	171.7	208.9
Depreciation and amortization	71.0	58.4	138.2	114.4
Amortization of other intangibles	30.6	26.7	60.2	50.8
EBITDA	$496.0	$518.8	$1,027.1	$1,082.6
Acquisition costs(14)	36.9	4.1	46.4	7.2
Adjusted EBITDA(†)	$532.9	$522.9	$1,073.4	$1,089.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
Core G&A Reconciliation	2024	2023	2024	2023
Total expense	$2,601.7	$2,080.0	$5,060.1	$4,053.3
Advisory and commission	(1,819.0)	(1,448.8)	(3,552.5)	(2,819.4)
Depreciation and amortization	(71.0)	(58.4)	(138.2)	(114.4)
Interest expense on borrowings	(64.3)	(44.8)	(124.4)	(84.0)
Brokerage, clearing and exchange	(33.0)	(29.1)	(63.5)	(55.3)
Amortization of other intangibles	(30.6)	(26.7)	(60.2)	(50.8)
Employee deferred compensation	(0.6)	(1.1)	(2.7)	2.2
Total G&A(†)	583.2	471.0	1,118.6	927.2
Promotional (ongoing)(14)(17)	(147.8)	(106.5)	(280.1)	(207.7)
Employee share-based compensation	(20.0)	(16.8)	(42.6)	(34.7)
Acquisition costs(14)	(36.9)	(4.1)	(46.4)	(7.2)
Regulatory charges	(7.6)	(6.6)	(15.1)	(14.3)
Core G&A(†)	$370.9	$337.0	$734.4	$663.2
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
(14)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition costs	2024	2023	2024	2023
Fair value mark on contingent consideration	$24.6	$—	$24.6	$—
Compensation and benefits	6.8	1.0	10.7	1.9
Professional services	3.6	2.6	6.8	4.2
Promotional(17)	0.5	0.3	2.8	0.5
Other	1.3	0.2	1.5	0.6
Acquisition costs(†)	$36.9	$4.1	$46.4	$7.2
_______________________________
(†)    Totals may not foot due to rounding.
(15)Acquisition costs and other primarily include acquisition costs, costs incurred related to the integration of the strategic relationship with Prudential, and a $40.0 million regulatory charge recognized during the three months ended September 30, 2023 to reflect the amount of a penalty proposed by the SEC as part of its civil investigation of the Company's compliance with records preservation requirements for business-related electronic communications stored on personal devices that have not been approved by the Company. See Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements for further detail.
(16)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition.
(17)Promotional (ongoing) for the three and six months ended June 30, 2024 includes $12.2 million and $20.2 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income compared to $4.2 million and $7.4 million for the same periods in 2023. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
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

As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, additional regulation and enhanced regulatory enforcement has resulted, and may result in the future, in changes to our service offerings and additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential legal or regulatory violations and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.
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
Our accruals, including those established through our captive insurance subsidiary at June 30, 2024, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 2.8% in the second quarter of 2024 after growing at an annualized pace of 1.4% in the first quarter of 2024. Although inflation, rising interest rates and volatile global markets were all headwinds, the U.S. economy added roughly 532,000 jobs in the second quarter of 2024. The unemployment rate averaged 4.0% in the second quarter of 2024, up slightly from the 3.8% average in the prior quarter, but still historically low, indicating a tight labor market. The equity markets rebounded as the Federal Reserve (“Fed”) held rates unchanged and prepared markets for future rate cuts. As a result, the S&P 500 returned 4.3% during the second quarter of 2024.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the second quarter of 2024, Fed policymakers maintained the target range for the federal funds rate of 5.25% to 5.50%. To the extent they pursue tighter monetary policy, the Federal Open Market Committee members are expected to take into account the cumulative impacts from higher rates, the inflation trajectory and global financial conditions.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
REVENUE
Advisory	$1,288,163	$1,014,565	27%	$2,487,974	$1,968,622	26%
Commission:
Sales-based	423,070	298,961	42%	808,305	585,033	38%
Trailing	363,976	323,925	12%	725,187	641,578	13%
Total commission	787,046	622,886	26%	1,533,492	1,226,611	25%
Asset-based:
Client cash	341,475	378,415	(10%)	693,857	796,690	(13%)
Other asset-based	259,533	211,300	23%	507,872	414,773	22%
Total asset-based	601,008	589,715	2%	1,201,729	1,211,463	(1%)
Service and fee	135,000	123,122	10%	267,172	242,109	10%
Transaction	58,935	46,936	26%	116,193	95,871	21%
Interest income, net	47,478	37,972	25%	91,003	75,330	21%
Other	14,139	33,608	(58%)	66,799	66,630	—%
Total revenue	2,931,769	2,468,804	19%	5,764,362	4,886,636	18%
EXPENSE
Advisory and commission	1,819,027	1,448,763	26%	3,552,514	2,819,397	26%
Compensation and benefits	274,000	231,680	18%	548,369	465,213	18%
Promotional	136,125	102,565	33%	262,744	200,788	31%
Depreciation and amortization	70,999	58,377	22%	138,157	114,431	21%
Occupancy and equipment	69,529	65,005	7%	135,793	125,178	8%
Interest expense on borrowings	64,341	44,842	43%	124,423	84,026	48%
Brokerage, clearing and exchange	32,984	29,148	13%	63,516	55,274	15%
Amortization of other intangibles	30,607	26,741	14%	60,159	50,833	18%
Professional services	22,100	18,092	22%	35,379	32,312	9%
Communications and data processing	19,406	20,594	(6%)	39,150	38,269	2%
Other	62,580	34,178	83%	99,895	67,599	48%
Total expense	2,601,698	2,079,985	25%	5,060,099	4,053,320	25%
INCOME BEFORE PROVISION FOR INCOME TAXES	330,071	388,819	(15%)	704,263	833,316	(15%)
PROVISION FOR INCOME TAXES	86,271	103,299	(16%)	171,699	208,912	(18%)
NET INCOME	$243,800	$285,520	(15%)	$532,564	$624,404	(15%)

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the six months ended June 30, 2024.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	June 30,
	2024	2023	$ Change	% Change
Corporate advisory assets	$567.8	$442.1	$125.7	28%
Independent RIA advisory assets	261.3	219.5	41.8	19%
Total advisory assets	$829.1	$661.6	$167.5	25%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance - Beginning of period	$793.0	$620.9	$735.8	$583.1
Net new advisory assets(1)	26.8	18.1	43.0	32.7
Market impact(2)	9.3	22.6	50.3	45.8
Balance - End of period	$829.1	$661.6	$829.1	$661.6
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
Advisory revenue increased during the three and six months ended June 30, 2024 as compared to the same periods in 2023 due primarily to an increase in advisory asset balances and related market impacts.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales-based	$423,070	$298,961	$124,109	42%	$808,305	$585,033	$223,272	38%
Trailing	363,976	323,925	40,051	12%	725,187	641,578	83,609	13%
Total commission revenue	$787,046	$622,886	$164,160	26%	$1,533,492	$1,226,611	$306,881	25%
The increase in sales-based commission revenue for the three and six months ended June 30, 2024 compared to 2023 was primarily driven by an increase in sales of annuities and fixed income securities as a result of the higher interest rate environment. The increase in trailing commission revenue for the three and six months ended June 30, 2024 compared to 2023 was primarily due to an increase in sales of annuities and mutual funds as compared to the prior period.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance - Beginning of period	$647.9	$554.3	$618.2	$527.7
Net new brokerage assets(1)	7.2	3.6	7.7	13.5
Market impact(2)	13.6	20.7	42.8	37.4
Balance - End of period	$668.7	$578.6	$668.7	$578.6
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
Asset-based revenue increased by $11.3 million for the three months ended June 30, 2024 and decreased by $9.7 million for the six months ended June 30, 2024 as compared to 2023, primarily due to increases in other asset-based revenues that offset the decreases in client cash revenues for both the three and six month periods. Client cash revenue for the three and six months ended June 30, 2024 decreased compared to 2023 due to lower average client cash balances during the three and six months ended June 30, 2024 as compared to 2023. For the three months ended June 30, 2024, our average client cash balances decreased to $43.0 billion compared to $49.0 billion in 2023. For the six months ended June 30, 2024, our average client cash balances decreased to $43.7 billion compared to $52.3 billion in 2023.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and six months ended June 30, 2024 increased compared to 2023, primarily due to increases in IRA custodian fees, business services and planning and advice services fees, and fees relating to error and omission insurance.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and six months ended June 30, 2024 increased compared to 2023, primarily due to increases in the number of transactions and transaction charges for managed assets and fixed income products.
Interest Income, Net
Interest income is primarily generated from bank deposits, client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and six months ended June 30, 2024 increased compared to 2023 primarily due to increases in interest earned on bank deposits, short-term U.S treasury bills, and margin loans, partially offset by increases in interest paid on CCAs.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue decreased for the three months ended June 30, 2024 and remained flat for the six months ended June 30, 2024 as compared to 2023. The decrease during the three months ended June 30, 2024 as compared to the same period in 2023 was due primarily to lower unrealized gains in our deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Payout rate	87.32%	86.70%	62 bps	86.99%	86.45%	54 bps
Our payout rate for the three and six months ended June 30, 2024 increased slightly compared to 2023, primarily due to the effect of changes in product mix, large bank integrations and pricing changes as compared to the prior periods.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Average number of employees	9,023	7,457	21%	8,873	7,291	22%
Compensation and benefits expense for the three and six months ended June 30, 2024 increased by $42.3 million and $83.2 million, respectively, compared to 2023, primarily due to an increase in average headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and six months ended June 30, 2024 increased by $33.6 million and $62.0 million, respectively, compared to 2023, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention and increases in large institutional onboarding costs.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and six months ended June 30, 2024 increased by $12.6 million and $23.7 million, respectively, compared to 2023, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and six months ended June 30, 2024 increased by $19.5 million and $40.4 million, respectively, compared to 2023, primarily due to increases as a result of our issuance of $750.0 million senior notes in November 2023 and $1.0 billion senior notes in May 2024. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, and other miscellaneous expenses. Other expense for the three and six months ended June 30, 2024 increased by $28.4 million and $32.3 million, respectively, compared to 2023, primarily due to fair value adjustments to our contingent consideration liabilities. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for further detail.
Provision for Income Taxes
Our effective income tax rate was 26.1% and 26.6% for the three months ended June 30, 2024 and 2023, respectively, and 24.4% and 25.1% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The decrease in our effective tax rate for the three and six months ended June 30, 2024 was primarily driven by higher tax benefits related to share-based compensation deductions through the second quarter of 2024 as compared to the same periods in the prior year.
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
Parent Company Liquidity
LPL Holdings, Inc. (the “Parent”), the direct holding company of our operating subsidiaries, considers its primary sources of liquidity to be dividends from and excess capital generated by LPL Financial, as well as capacity for additional borrowing under its $2.25 billion secured revolving credit facility, which it has the ability to borrow against for working capital and general corporate purposes.
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the six months ended June 30, 2024 and 2023, LPL Financial paid dividends of $260.0 million and $395.0 million to the Parent, respectively.
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
The following table presents the components of Corporate Cash (in thousands):

	June 30, 2024	December 31, 2023
Cash and equivalents	$1,318,894	$465,671
Cash at regulated subsidiaries	(828,145)	(410,313)
Excess cash at regulated subsidiaries per the Credit Agreement	193,342	128,327
Corporate Cash	$684,091	$183,685

Corporate Cash
Cash at the Parent	$450,505	$26,587
Excess cash at regulated subsidiaries per the Credit Agreement	193,342	128,327
Cash at non-regulated subsidiaries	40,244	28,771
Corporate Cash	$684,091	$183,685
Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million of Corporate Cash to meet our near-term corporate debt obligations. Corporate Cash increased by $500.4 million during the six months ended June 30, 2024 primarily as a result of proceeds received from our $1.0 billion debt issuance in May 2024 offset by the repayment of balances outstanding on our senior secured revolving credit facility. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of June 30, 2024, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2024 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board of Directors (the “Board”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 296,145 shares for a total of $70.0 million during the six months ended June 30, 2024. As of June 30, 2024, we had $830.0 million remaining under our existing repurchase program. As a result of our planned acquisition of Atria, we paused share repurchases beginning in the first quarter of 2024. Subsequent to the closing of the transaction, we will evaluate resuming share repurchases, consistent with our existing capital management strategy. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at June 30, 2024. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at June 30, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2024
LPL Financial LLC
Net capital	$271,649
Less: required net capital	17,550
Excess net capital	$254,099
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

The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Six Months Ended June 30,
Combined Summarized Statements of Income	2024
Revenues(1)	$60,626
Revenues from non-guarantor subsidiaries	10,670
Advisory and commission expense(1)	57,823
Interest expense on borrowings	122,253
Expenses from non-guarantor subsidiaries	7,017
Loss before provision for income taxes	(144,687)
Net loss	(109,658)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	June 30, 2024	December 31, 2023
Cash and equivalents	$450,505	$26,587
Other receivables, net	4,731	2,793
Property and equipment, net	159,248	154,920
Goodwill	1,251,908	1,251,908
Other intangibles, net	81,474	95,461
Receivables from non-guarantor subsidiaries	161,493	153,377
Other assets	1,137,640	1,017,289
Corporate debt and other borrowings, net	4,442,840	3,734,111
Accounts payable and accrued liabilities	59,214	53,817
Payables to non-guarantor subsidiaries	76,170	76,683
Other liabilities	1,066,560	986,274
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

As of June 30, 2024, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	June 30, 2024
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.68
Interest Coverage (Minimum)	3.0	10.47
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
Contractual Obligations
During the six months ended June 30, 2024, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2023 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Advisory	$1,288,163	$1,014,565	$2,487,974	$1,968,622
Commission:
Sales-based	423,070	298,961	808,305	585,033
Trailing	363,976	323,925	725,187	641,578
Total commission	787,046	622,886	1,533,492	1,226,611
Asset-based:
Client cash	341,475	378,415	693,857	796,690
Other asset-based	259,533	211,300	507,872	414,773
Total asset-based	601,008	589,715	1,201,729	1,211,463
Service and fee	135,000	123,122	267,172	242,109
Transaction	58,935	46,936	116,193	95,871
Interest income, net	47,478	37,972	91,003	75,330
Other	14,139	33,608	66,799	66,630
Total revenue	2,931,769	2,468,804	5,764,362	4,886,636
EXPENSE
Advisory and commission	1,819,027	1,448,763	3,552,514	2,819,397
Compensation and benefits	274,000	231,680	548,369	465,213
Promotional	136,125	102,565	262,744	200,788
Depreciation and amortization	70,999	58,377	138,157	114,431
Occupancy and equipment	69,529	65,005	135,793	125,178
Interest expense on borrowings	64,341	44,842	124,423	84,026
Brokerage, clearing and exchange	32,984	29,148	63,516	55,274
Amortization of other intangibles	30,607	26,741	60,159	50,833
Professional services	22,100	18,092	35,379	32,312
Communications and data processing	19,406	20,594	39,150	38,269
Other	62,580	34,178	99,895	67,599
Total expense	2,601,698	2,079,985	5,060,099	4,053,320
INCOME BEFORE PROVISION FOR INCOME TAXES	330,071	388,819	704,263	833,316
PROVISION FOR INCOME TAXES	86,271	103,299	171,699	208,912
NET INCOME	$243,800	$285,520	$532,564	$624,404
EARNINGS PER SHARE
Earnings per share, basic	$3.26	$3.70	$7.13	$8.01
Earnings per share, diluted	$3.23	$3.65	$7.05	$7.90
Weighted-average shares outstanding, basic	74,725	77,234	74,644	77,988
Weighted-average shares outstanding, diluted	75,548	78,194	75,529	79,083
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2024	December 31, 2023
Cash and equivalents	$1,318,894	$465,671
Cash and equivalents segregated under federal or other regulations	1,530,150	2,007,312
Restricted cash	109,618	108,180
Receivables from clients, net	563,923	588,585
Receivables from brokers, dealers and clearing organizations	74,432	50,069
Advisor loans, net	1,757,727	1,479,690
Other receivables, net	763,632	743,317
Investment securities	89,853	91,311
Property and equipment, net	1,066,395	933,091
Goodwill	1,860,062	1,856,648
Other intangibles, net	783,031	671,585
Other assets	1,586,010	1,390,021
Total assets	$11,503,727	$10,385,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,963,988	$2,266,176
Payables to brokers, dealers and clearing organizations	212,394	163,337
Accrued advisory and commission expenses payable	240,370	216,541
Corporate debt and other borrowings, net	4,442,840	3,734,111
Accounts payable and accrued liabilities	461,277	485,963
Other liabilities	1,667,511	1,440,373
Total liabilities	8,988,380	8,306,501

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,746,590 shares and 130,233,328 shares issued at June 30, 2024 and December 31, 2023, respectively	131	130
Additional paid-in capital	2,038,216	1,987,684
Treasury stock, at cost — 55,985,188 shares and 55,576,970 shares at June 30, 2024 and December 31, 2023, respectively	(4,101,955)	(3,993,949)
Retained earnings	4,578,955	4,085,114
Total stockholders’ equity	2,515,347	2,078,979
Total liabilities and stockholders’ equity	$11,503,727	$10,385,480

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2023	130,086	$130	$1,933,988	51,749	$(3,159,714)	$3,418,529	$2,192,933
Net income	—	—	—	—	—	285,520	285,520
Issuance of common stock to settle restricted stock units	28	—	—	10	(1,994)	—	(1,994)
Treasury stock purchases	—	—	—	1,777	(353,405)	—	(353,405)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,139)	(23,139)
Stock option exercises and other	28	—	1,422	(21)	749	2,562	4,733
Share-based compensation	—	—	17,418	—	—	—	17,418
BALANCE — June 30, 2023	130,142	$130	$1,952,828	53,515	$(3,514,364)	$3,683,472	$2,122,066

	Three Months Ended June 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2024	130,705	$131	$2,016,666	55,999	$(4,101,055)	$4,354,139	$2,269,881
Net income	—	—	—	—	—	243,800	243,800
Issuance of common stock to settle restricted stock units	15	—	—	6	(1,589)	—	(1,589)
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,422)	(22,422)
Stock option exercises and other	27	—	901	(20)	689	3,438	5,028
Share-based compensation	—		20,649	—	—	—	20,649
BALANCE — June 30, 2024	130,747	$131	$2,038,216	55,985	$(4,101,955)	$4,578,955	$2,515,347

	Six Months Ended June 30, 2023
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,522
Net income	—	—	—	—	—	624,404	624,404
Issuance of common stock to settle restricted stock units	396	—	—	158	(38,596)	—	(38,596)
Treasury stock purchases	—	—	—	2,983	(630,458)	—	(630,458)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(46,723)	(46,723)
Stock option exercises and other	90	—	3,888	(34)	1,226	4,719	9,833
Share-based compensation	—	—	36,054	—	—	—	36,054
BALANCE — June 30, 2023	130,142	$130	$1,952,828	53,515	$(3,514,364)	$3,683,472	$2,122,066

	Six Months Ended June 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	532,564	532,564
Issuance of common stock to settle restricted stock units	368	—	—	150	(39,318)	—	(39,318)
Treasury stock purchases	—	—	—	296	(70,005)	—	(70,005)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(44,833)	(44,833)
Stock option exercises and other	146	1	6,548	(38)	1,317	6,110	13,976
Share-based compensation	—	—	43,984	—	—	—	43,984
BALANCE — June 30, 2024	130,747	$131	$2,038,216	55,985	$(4,101,955)	$4,578,955	$2,515,347
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$532,564	$624,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,157	114,431
Amortization of other intangibles	60,159	50,833
Amortization of debt issuance costs	5,486	4,051
Share-based compensation	43,984	36,054
Provision for credit losses	9,594	7,834
Deferred benefit for income taxes	(65)	(142)
Loan forgiveness	132,993	100,891
Other	33,463	11,400
Changes in operating assets and liabilities:
Receivables from clients, net	25,330	(17,701)
Receivables from brokers, dealers and clearing organizations	(24,363)	(10,648)
Advisor loans, net	(416,481)	(217,793)
Other receivables, net	(25,181)	4,328
Investment securities - trading	2,862	2,211
Other assets	(151,553)	(87,539)
Client payables	(302,188)	(606,260)
Payables to brokers, dealers and clearing organizations	49,057	8,233
Accrued advisory and commission expenses payable	23,829	3,194
Accounts payable and accrued liabilities	(44,545)	(61,614)
Other liabilities	155,513	232,304
Operating leases	(1,583)	(1,578)
Net cash provided by operating activities	247,032	196,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(249,946)	(202,395)
Acquisitions, net of cash acquired	(125,244)	(300,320)
Purchases of securities classified as held-to-maturity	(3,565)	(2,442)
Proceeds from maturities of securities classified as held-to-maturity	2,500	3,000
Net cash used in investing activities	(376,255)	(502,157)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	280,000	607,000
Repayments of revolving credit facilities	(560,000)	(320,000)
Repayment of senior secured term loans	(5,350)	(5,350)
Proceeds from senior unsecured notes	998,325	—
Payment of debt issuance costs	(17,332)	—
Payment of contingent consideration	(48,563)	—
Tax payments related to settlement of restricted stock units	(39,318)	(38,596)
Repurchase of common stock	(70,005)	(625,059)
Dividends on common stock	(44,833)	(46,723)
Proceeds from stock option exercises and other	13,976	9,833
Principal payment of finance leases and obligations	(178)	(118)
Net cash provided by (used in) financing activities	506,722	(419,013)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	377,499	(724,277)
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,581,163	3,137,270
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,958,662	$2,412,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$118,103	$84,000
Income taxes paid	$198,037	$75,239
Cash paid for amounts included in the measurement of operating lease liabilities	$14,284	$13,781
Cash paid for amounts included in the measurement of finance lease liabilities	$4,351	$4,276
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$43,131	$13,317
Lease assets obtained in exchange for operating lease liabilities	$8,884	$10,408
Contingent consideration liabilities recognized at acquisition date	$40,380	$45,387

	June 30,
	2024	2023
Cash and equivalents	$1,318,894	$761,187
Cash and equivalents segregated under federal or other regulations	1,530,150	1,548,065
Restricted cash	109,618	103,741
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,958,662	$2,412,993
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
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the six months ended June 30, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commission revenue
Annuities	$469,100	$358,845	$905,573	$702,906
Mutual funds	187,432	165,194	373,972	330,232
Fixed income	53,192	36,183	101,833	71,450
Equities	34,434	27,474	69,885	53,364
Other	42,888	35,190	82,229	68,659
Total commission revenue	$787,046	$622,886	$1,533,492	$1,226,611
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commission revenue
Sales-based
Annuities	$260,188	$172,540	$489,265	$334,716
Fixed income	53,192	36,183	101,833	71,450
Mutual funds	42,981	36,431	86,477	73,908
Equities	34,434	27,474	69,885	53,364
Other	32,275	26,333	60,845	51,595
Total sales-based revenue	$423,070	$298,961	$808,305	$585,033
Trailing
Annuities	$208,912	$186,305	$416,308	$368,190
Mutual funds	144,451	128,763	287,495	256,324
Other	10,613	8,857	21,384	17,064
Total trailing revenue	$363,976	$323,925	$725,187	$641,578
Total commission revenue	$787,046	$622,886	$1,533,492	$1,226,611

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset-based revenue
Client cash	$341,475	$378,415	$693,857	$796,690
Sponsorship programs	141,687	109,256	275,788	211,726
Recordkeeping	117,846	102,044	232,084	203,047
Total asset-based revenue	$601,008	$589,715	$1,201,729	$1,211,463
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service and fee revenue
Over time(1)	$105,543	$94,587	$208,079	$187,616
Point-in-time(2)	29,457	28,535	59,093	54,493
Total service and fee revenue	$135,000	$123,122	$267,172	$242,109
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, account fees, and confirmation fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $156.2 million as of December 31, 2023 to $208.3 million as of June 30, 2024. The increase in unearned revenue for the six months ended June 30, 2024 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $154.6 million of revenue recognized during the six months ended June 30, 2024 that was included in the unearned revenue balance as of December 31, 2023.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Acquisitions in the Current Period
Entered into a definitive purchase agreement to acquire Atria Wealth Solutions, Inc (“Atria”)
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria, a wealth management solutions holding company headquartered in New York. As part of the agreement, Atria will transition its brokerage and advisory assets to the Company’s platform. The Company expects to close the transaction in the second half of 2024 for an initial purchase price of approximately $805 million and potential contingent consideration of up to $230 million based on future retention and up to approximately $100 million if other milestones, including the conversion of off-platform assets to the Company’s platform, are achieved. The

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

closing and the conversion, which is expected to be completed in mid-2025, are both subject to receipt of regulatory approval and other closing conditions.
Other Acquisitions
During the six months ended June 30, 2024, the Company completed nine acquisitions, eight of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for three acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $80.6 million, which included $49.9 million of cash, and liabilities of $30.7 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the one to seven years following the closing. This contingent consideration may be settled for amounts up to $125.6 million in the years following the closing.
At June 30, 2024, the Company provisionally allocated $20.5 million of the purchase price to goodwill and $60.1 million to client relationships acquired as part of these acquisitions. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The client relationships were valued using the income approach and assigned useful lives of 14 years. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for six other acquisitions as asset acquisitions. These transactions included total initial consideration of $77.4 million, including $48.5 million which was allocated to advisor relationships and $28.9 million which was allocated to client relationships. These relationships were assigned useful lives of 14 years and the related transactions include potential contingent payments of up to $36.9 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
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
The Company recorded purchase accounting adjustments during the six months ended June 30, 2024 related to acquisitions which were completed during the fourth quarter of 2023 and for which the Company’s purchase accounting analysis was ongoing. These adjustments resulted in a $39.4 million increase in customer relationships, a $9.7 million increase in liabilities for contingent consideration, a $12.5 million decrease in technology, and a $17.1 million decrease in goodwill. The intangible assets are comprised primarily of client relationships which were assigned useful lives of 15 years. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for 15 other acquisitions as asset acquisitions during the year ended December 31, 2023. These transactions included initial consideration of $180.4 million, including $142.3 million of which was allocated to client relationships and $38.1 million of which was allocated to advisor relationships. These transactions include potential contingent payments of up to $73.1 million in the three years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2024 or 2023.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2024 and December 31, 2023, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2024 and December 31, 2023, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2024 and December 31, 2023, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes inputs used in the measurement of contingent consideration (dollars in thousands):

Quantitative Information About Level 3 Fair Value Measurements
June 30, 2024	Type	Valuation Techniques	Unobservable Inputs	Range
$129,848	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0% -29.5%
			Discount Rate	13.3%- 15.3%
			Equivalency Rate(1)	5.3% - 6.3%
—	Contingent Consideration	Discounted Cash Flow Model	Discount Rate	9.3%
$129,848
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

Quantitative Information About Level 3 Fair Value Measurements
December 31, 2023	Type	Valuation Techniques	Unobservable Inputs	Range
$114,844	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0% - 29.5%
			Discount Rate	13.6%- 15.7%
4,000	Contingent Consideration	Discounted Cash Flow Model	Discount Rate	9.3%
$118,844

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance - Beginning of period	$87,262	$45,280	$118,844	$3,860
Additions	20,462	4,053	40,380	45,387
Payments	(2,500)	—	(54,000)	—
Fair value adjustments	24,624	54	24,624	140
Balance - End of period	$129,848	$49,387	$129,848	$49,387

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$398,185	$—	$—	$398,185
Cash equivalents segregated under federal or other regulations	645,568	—	—	645,568
Restricted cash	103,038	—	—	103,038
Investment securities — trading:
Mutual funds	44,651	—	—	44,651
U.S. treasury obligations	28,401	—	—	28,401
Equity securities	137	—	—	137
Money market funds	119	—	—	119
Debt securities	—	155	—	155
Total investment securities — trading	73,308	155	—	73,463
Other assets:
Deferred compensation plan	768,321	—	—	768,321
Fractional shares — investment(1)	210,930	—	—	210,930
Other investments	—	4,201	—	4,201
Total other assets:	979,251	4,201	—	983,452
Total assets at fair value	$2,199,350	$4,356	$—	$2,203,706
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$160	$—	$—	$160
Mutual funds	2	—	—	2
Total securities sold, but not yet purchased	162	—	—	162
Fractional shares — repurchase obligation(1)	210,930	—	—	210,930
Contingent consideration	—	—	129,848	129,848
Total other liabilities	211,092	—	129,848	340,940
Total liabilities at fair value	$211,092	$—	$129,848	$340,940
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

June 30, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$920,709	$920,709	$—	$—	$920,709
Cash segregated under federal or other regulations	884,582	884,582	—	—	884,582
Restricted cash	6,580	6,580	—	—	6,580
Receivables from clients, net	563,923	—	563,923	—	563,923
Receivables from brokers, dealers and clearing organizations	74,432	—	74,432	—	74,432
Advisor repayable loans, net(1)	356,851	—	—	271,546	271,546
Other receivables, net	763,632	—	763,632	—	763,632
Investment securities — held-to-maturity securities	16,390	—	16,240	—	16,240
Other assets:
Securities borrowed	3,726	—	3,726	—	3,726
Deferred compensation plan(2)	9,503	9,503	—	—	9,503
Other investments(3)	5,298	—	5,298	—	5,298
Total other assets	18,527	9,503	9,024	—	18,527
Liabilities
Client payables	$1,963,988	$—	$1,963,988	$—	$1,963,988
Payables to brokers, dealers and clearing organizations	212,394	—	212,394	—	212,394
Corporate debt and other borrowings, net	4,442,840	—	4,396,340	—	4,396,340

December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$465,505	$465,505	$—	$—	$465,505
Cash segregated under federal or other regulations	1,287,235	1,287,235	—	—	1,287,235
Restricted cash	4,954	4,954	—	—	4,954
Receivables from clients, net	588,585	—	588,585	—	588,585
Receivables from brokers, dealers and clearing organizations	50,069	—	50,069	—	50,069
Advisor repayable loans, net(1)	340,985	—	—	236,888	236,888
Other receivables, net	743,317	—	743,317	—	743,317
Investment securities - held-to-maturity securities	15,223	—	15,079	—	15,079
Other assets:
Securities borrowed	4,334	—	4,334	—	4,334
Deferred compensation plan(2)	6,217	6,217	—	—	6,217
Other investments(3)	4,695	—	4,695	—	4,695
Total other assets	15,246	6,217	9,029	—	15,246
Liabilities
Client payables	$2,266,176	$—	$2,266,176	$—	$2,266,176
Payables to brokers, dealers and clearing organizations	163,337	—	163,337	—	163,337
Corporate debt and other borrowings, net	3,734,111	—	3,680,199	—	3,680,199
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

The following table summarizes investment securities (in thousands):

	June 30, 2024	December 31, 2023
Trading securities — at fair value:
Mutual funds	$44,651	$50,518
U.S. treasury obligations	28,401	25,388
Equity securities	137	43
Money market funds	119	107
Debt securities	155	32
Total trading securities	$73,463	$76,088
Held-to-maturity securities — at amortized cost:
U.S. government notes	$16,390	$15,223
Total held-to-maturity securities	$16,390	$15,223
Total investment securities	$89,853	$91,311

At June 30, 2024, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$2,494	$13,896	$—	$—	$16,390
U.S. government notes — at fair value	$2,471	$13,769	$—	$—	$16,240
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2022	$1,642,468
Goodwill acquired	214,180
Balance at December 31, 2023	1,856,648
Purchase accounting adjustments	(17,120)
Goodwill acquired	20,534
Balance at June 30, 2024	$1,860,062
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of other intangibles, net were as follows at June 30, 2024 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	8.2	$984,677	$(651,312)	$333,365
Product sponsor relationships	1.7	234,086	(215,031)	19,055
Client relationships	12.8	448,521	(66,338)	382,183
Technology	8.4	20,930	(12,321)	8,609
Total definite-lived intangible assets, net		$1,688,214	$(945,002)	$743,212
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$783,031
_______________________________
(1)During the six months ended June 30, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2023 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	7.3	$935,478	$(614,277)	$321,201
Product sponsor relationships	2.2	234,086	(209,076)	25,010
Client relationships	12.6	313,585	(51,328)	262,257
Technology	8.7	33,460	(10,162)	23,298
Total definite-lived intangibles, net		$1,516,609	$(884,843)	$631,766
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$671,585
_______________________________
(1)    During the year ended December 31, 2023, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $30.6 million and $26.7 million for the three months ended June 30, 2024 and 2023, respectively, and $60.2 million and $50.8 million for the six months ended June 30, 2024 and 2023, respectively. Future amortization is estimated as follows (in thousands):

2024 - remainder	$61,211
2025	113,428
2026	75,172
2027	70,023
2028	64,231
Thereafter	359,147
Total	$743,212

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Other assets:
Deferred compensation	$777,824	$683,765
Prepaid assets	151,447	173,039
Fractional shares — investment(1)	210,930	177,131
Deferred tax assets, net	167,515	167,450
Operating lease assets	93,912	93,797
Debt issuance costs, net	16,665	9,065
Other	167,717	85,774
Total other assets	$1,586,010	$1,390,021

Other liabilities:
Deferred compensation	$775,690	$684,178
Unearned revenue(2)	208,257	156,214
Fractional shares — repurchase obligation(1)	210,930	177,131
Operating lease liabilities	122,008	123,477
Finance lease liabilities	105,287	105,465
Taxes payable	65,330	24,522
Contingent consideration	129,848	118,844
Other	50,161	50,542
Total other liabilities	$1,667,511	$1,440,373
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	June 30, 2024			December 31, 2023
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,021,850	SOFR+185 bps	7.179%	$1,027,200	SOFR+185 bps	7.206%	11/12/2026
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	—	—	—%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	—	—	—%	5/20/2034
Total Corporate Debt	4,471,850			3,477,200
Less: Unamortized Debt Issuance Cost	(29,010)			(23,089)
Corporate debt, net	$4,442,840			$3,454,111
Other Borrowings
Revolving Credit Facility	—	ABR+37.5 bps / SOFR+147.5 bps	8.875%	280,000	ABR+37.5 bps / SOFR+147.5 bps	6.966%	5/20/2029
Total other borrowings	$—			$280,000
Corporate Debt and Other Borrowings, Net	$4,442,840			$3,734,111
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at June 30, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2024	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Issuance of 2027 Senior Notes and 2034 Senior Notes
On May 20, 2024, LPLH issued $500.0 million in aggregate principal amount of 5.700% senior notes due 2027 (“2027 Senior Notes”) and $500.0 million in aggregate principal amount of 6.000% senior notes due 2034 (the “2034 Senior Notes” and, together with the 2027 Notes, the “Senior Notes”). The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used a portion of the proceeds from the issuance to repay borrowings made under its senior secured revolving credit facility and intends to use a portion of the proceeds to finance the Atria acquisition.
The 2027 Senior Notes will mature on May 20, 2027, and interest is payable semi-annually. The Company may redeem all or part of the 2027 Senior Notes on or prior to April 20, 2027 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Second Supplemental Indenture dated May 20, 2024) plus 20 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2027 Senior Notes to be redeemed plus accrued interest. On or after April 20, 2027, the Company may redeem the 2027 Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued interest. The 2027 Senior Notes are also subject to a special mandatory redemption if the Atria acquisition is terminated or does not occur before March 7, 2025, in which case, the Company will be required to redeem all of the 2027 Senior Notes at a redemption price equal to 101% of the aggregate principal, plus accrued and unpaid interest.
The 2034 Senior Notes will mature on May 20, 2034 and interest is payable semi-annually. The Company may redeem all or part of the 2034 Senior Notes on or prior to February 20, 2034 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Third Supplemental Indenture dated May 20, 2024) plus 25 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2034 Senior Notes to be redeemed plus accrued interest. On or after February 20, 2034, the Company may redeem the 2034 Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The 2034 Notes will not be subject to any special mandatory redemption if the Atria acquisition is not completed.
In connection with the issuance of the Senior Notes, the Company incurred $7.1 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
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
Credit Agreement and Parent Revolving Credit Facility
On March 13, 2023, LPLFH and LPLH entered into a sixth amendment agreement to the Company’s amended and restated credit agreement (the “Credit Agreement”), which, among other things, replaced LIBOR with SOFR.
On May 20, 2024, LPLH amended its revolving credit facility to, among other things, increase the maximum borrowing from $2.0 billion to $2.25 billion and extend the maturity of the revolving credit facility to May 2029. In connection with the amendment of the credit facility, LPLH incurred $8.6 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2024, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Broker-Dealer Revolving Credit Facility
On May 20, 2024, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2025. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.6 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of June 30, 2024.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of June 30, 2024. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings. There were no balances outstanding under these lines at June 30, 2024 or December 31, 2023.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2024 or December 31, 2023.
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
In October 2022, the Company received a request for information from the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. In 2023, the SEC proposed a potential settlement, under which the Company would pay a $50.0 million civil monetary penalty. As a result, the Company recorded $40.0 million in other expense in the consolidated statements of income for the year ended December 31, 2023 to reflect the amount of the penalty that is not covered by the Company’s captive insurance subsidiary. On March 22, 2024, the Company reached a settlement in principle with the staff of the SEC to resolve its civil investigation. The Company expects to pay the civil monetary penalty of $50.0 million during the second half of 2024. The settlement in principle remains subject to approval by the SEC.

In July 2024, a putative class action lawsuit was filed against LPL Financial in federal district court alleging certain violations of law in connection with its cash sweep programs. The Company intends to defend vigorously against the lawsuit.
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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance — January 1	$82,883	$74,071
Losses incurred	18,611	18,093
Losses paid	(20,339)	(10,424)
Ending balance — June 30	$81,155	$81,740
Other Commitments
As of June 30, 2024, the Company had approximately $481.0 million of client margin loans that were collateralized with securities having a fair value of approximately $673.4 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $362.6 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2024, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $310.8 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $8.5 million and $5.5 million of trading securities pledged to the Options Clearing Corporation at June 30, 2024 and December 31, 2023,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at both June 30, 2024 and December 31, 2023.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2024		2023
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$23.6
Second quarter	$0.30	$22.4	$0.30	$23.1
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the six months ended June 30, 2024 LPLFH repurchased 296,145 shares of common stock at a weighted-average price of $236.39 for a total of $70.0 million. As of June 30, 2024, the Company had $830.0 million remaining under the existing share repurchase program. As a result of the Company’s planned acquisition of Atria, the Company paused share repurchases during the first quarter of 2024. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,713,249 shares remaining available for future issuance at June 30, 2024.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2023	546,820	$54.81
Granted	—	$—
Exercised	(138,012)	$47.17
Forfeited and Expired	—	$—
Outstanding — June 30, 2024	408,808	$57.39	3.34	$90,718
Exercisable — June 30, 2024	408,808	$57.39	3.34	$90,718
Exercisable and expected to vest — June 30, 2024	408,808	$57.39	3.34	$90,718
The following table summarizes information about outstanding stock options and warrants as of June 30, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	58,581	$19.85	1.65	58,581	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	81,863	$39.48	2.59	81,863	$39.48
$45.01 - $65.00	6,332	$45.55	0.68	6,332	$45.55
$65.01 - $75.00	127,691	$65.50	3.52	127,691	$65.50
$75.01 - $80.00	134,341	$77.53	4.50	134,341	$77.53
	408,808	$57.39	3.34	408,808	$57.39
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, there was no unrecognized compensation cost related to non-vested stock options.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the six months ended June 30, 2024:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2023	1,568	$187.93	776,604		$205.73
Granted	7,803	$268.64	412,487		$263.12
Vested	(3,080)	$227.55	(367,447)		$190.50
Forfeited	—	$—	(38,068)		$249.08
Outstanding — June 30, 2024	6,291	$268.64	783,576	(1)	$240.97
Expected to vest — June 30, 2024	6,291	$268.64	617,178		$261.39
_______________________________
(1)    Includes 95,990 vested and undistributed deferred stock units.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $17.3 million and $14.6 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2024 and 2023, respectively and $37.6 million and $30.8 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total unrecognized compensation cost for restricted stock awards and stock units was $119.2 million, which is expected to be recognized over a weighted-average remaining period of 2.08 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.7 million and $0.6 million related to the vesting of these awards during the three months ended June 30, 2024 and 2023, and $1.4 million and $1.3 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $3.8 million, which is expected to be recognized over a weighted-average remaining period of 1.82 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$243,800	$285,520	$532,564	$624,404

Basic weighted-average number of shares outstanding	74,725	77,234	74,644	77,988
Dilutive common share equivalents	823	960	885	1,095
Diluted weighted-average number of shares outstanding	75,548	78,194	75,529	79,083

Basic earnings per share	$3.26	$3.70	$7.13	$8.01
Diluted earnings per share	$3.23	$3.65	$7.05	$7.90
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended June 30, 2024 and 2023, stock options, warrants and stock units representing common share equivalents of 5,174 shares and 208,654 shares, respectively, were anti-dilutive. For the six months ended June 30, 2024 and 2023, stock options, warrants and stock units representing common share equivalents of 3,568 shares and 107,544 shares, respectively, were anti-dilutive.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2024
LPL Financial LLC
Net capital	$271,649
Less: required net capital	17,550
Excess net capital	$254,099
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of June 30, 2024, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 - SUBSEQUENT EVENTS
The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on August 23, 2024 to all stockholders of record on August 9, 2024.

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
As of June 30, 2024, the fair value of our trading securities was $73.5 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $983.5 million as of June 30, 2024. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2024, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at June 30, 2024	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,021,850	$1,018	$2,545	$5,089	$10,178
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,021,850	$1,018	$2,545	$5,089	$10,178
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three and six months ended June 30, 2024 or 2023. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading arrangements”). The table below sets forth certain information regarding such Rule 10b5-1 trading arrangements:

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Dan Arnold, President and Chief Executive Officer	June 12, 2024	September 16, 2024	December 12, 2024	20,000	Sale
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
4.1
Second Supplemental Indenture, dated May 20, 2024, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on May 20, 2024, File No. 001-34963).

4.2
Third Supplemental Indenture, dated May 20, 2024, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on May 20, 2024, File No. 001-34963).

10.1	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 9, 2024.*
10.2	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan, as amended May 9, 2024.*
10.3
Eighth Amendment, dated May 20, 2024, among the Company, the Guarantor, certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and parties party thereto (incorporated by reference to the Form 8-K filed on May 20, 2024, File No. 001-34963).

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

LPL Financial Holdings Inc.
Date:	July 30, 2024	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	July 30, 2024	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer and Head of Business Operations