Form 10-Q
period 2024-09-30
LPL Financial Holdings Inc.
filed 2024-11-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2024 was 74,879,579.

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
When we use the terms “LPLFH,” “LPL,” “we,” “us,” “our” and “the Company,” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
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

These forward-looking statements reflect the Company’s expectations and objectives as of November 4, 2024. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•whether advisors affiliated with Atria Wealth Solutions, Inc. (“Atria”) or Prudential Financial, Inc. (“Prudential”) will transition registration to the Company and whether assets reported as serviced by such financial advisors will translate into assets of the Company;
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
Adjusted EBITDA: A non-GAAP financial measure defined as EBITDA plus acquisition costs and certain regulatory charges.
Adjusted EPS: A non-GAAP financial measure defined as Adjusted Net Income divided by the weighted average number of diluted shares outstanding for the applicable period.
Adjusted Net Income: A non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs, and certain regulatory charges.
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

Significant Events
Executive departure and appointments
On October 1, 2024, the Company announced that the Board of Directors (“Board”) had terminated Dan H. Arnold, President and Chief Executive Officer of the Company, for “Cause” as defined under the Company’s Executive Severance Plan, the Company’s 2010 Omnibus Equity Incentive Plan, and the Company’s 2021 Omnibus Equity Incentive Plan. On October 21, 2024, the Company announced that the Board had confirmed Rich Steinmeier as Chief Executive Officer and elected him to the Board. The Company also named Matt Audette as President and Chief Financial Officer. See Note 16 - Subsequent Events, within the notes to the condensed consolidated financial statements for additional information.
Closed on the acquisition of Atria Wealth Solutions, Inc.
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria, a wealth management solutions holding company headquartered in New York. The transaction closed on October 1, 2024, for an initial cash payment of approximately $835 million and potential contingent consideration of up to $230 million based on future retention and up to approximately $100 million if other milestones, including the conversion of off-platform assets to the Company’s platform, are achieved. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Executive Summary
Financial Highlights
Results for the third quarter of 2024 included net income of $255.3 million, or $3.39 per diluted share, which compares to $224.3 million, or $2.91 per diluted share, for the third quarter of 2023.
Asset Trends
Total advisory and brokerage assets served were $1.6 trillion at September 30, 2024, compared to $1.2 trillion at September 30, 2023. Total net new assets were $27.5 billion for the three months ended September 30, 2024, compared to $33.2 billion for the same period in 2023.
Net new advisory assets were $23.7 billion for the three months ended September 30, 2024, compared to $22.7 billion for the same period in 2023. Advisory assets were $892.0 billion, or 56% of total advisory and brokerage assets served, at September 30, 2024, up 35% from $662.7 billion at September 30, 2023.
Net new brokerage assets were $3.8 billion for the three months ended September 30, 2024, compared to $10.5 billion for the same period in 2023. Brokerage assets were $700.1 billion at September 30, 2024, up 22% from $575.7 billion at September 30, 2023.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.1 billion for the three months ended September 30, 2024, an increase of 12% from $1.0 billion for the three months ended September 30, 2023. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends
During the three months ended September 30, 2024, we paid stockholders cash dividends of $22.4 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Operating Metrics (dollars in billions)(1)	2024	2024	2023
Advisory and Brokerage Assets(2)
Advisory assets	$892.0	$829.1	$662.7
Brokerage assets	700.1	668.7	575.7
Total Advisory and Brokerage Assets	$1,592.1	$1,497.8	$1,238.4
Advisory as a % of total Advisory and Brokerage Assets	56.0%	55.4%	53.5%

Net New Assets(3)
Net new advisory assets	$23.7	$26.8	$22.7
Net new brokerage assets	3.8	7.2	10.5
Total Net New Assets	$27.5	$34.0	$33.2

Organic Net New Assets
Organic net new advisory assets	$23.2	$26.6	$22.7
Organic net new brokerage assets	3.8	2.5	10.5
Total Organic Net New Assets	$27.0	$29.0	$33.2

Organic advisory net new assets annualized growth(4)	11.2%	13.4%	13.7%
Total organic net new assets annualized growth(4)	7.2%	8.1%	10.7%

Client Cash Balances
Insured cash account sweep	$32.1	$31.0	$33.6
Deposit cash account sweep	9.6	9.2	9.1
Total Bank Sweep	41.7	40.2	42.7
Money market sweep	2.3	2.3	2.6
Total Client Cash Sweep Held by Third Parties	44.0	42.5	45.3
Client cash account(5)	1.8	1.5	1.5
Total Client Cash Balances	$45.8	$44.0	$46.9
Client Cash Balances as a % of Total Assets	2.9%	2.9%	3.8%

Net buy (sell) activity(6)	$37.7	$39.3	$35.6

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Business and Financial Metrics (dollars in millions)	2024	2024	2023
Advisors	23,686	23,462	22,404
Average total assets per advisor(7)	$67.2	$63.8	$55.3

Share repurchases	$—	$—	$250.0
Dividends	$22.4	$22.4	$22.8
Leverage ratio(8)	1.61	1.68	1.26

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2024	2023	2024	2023
Total revenue	$3,108.4	$2,522.4	$8,872.8	$7,409.0
Net income	$255.3	$224.3	$787.9	$848.7
Earnings per share (“EPS”), diluted	$3.39	$2.91	$10.45	$10.82
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(9)	$4.16	$3.74	$12.25	$12.18
Gross profit(10)	$1,128.1	$1,010.1	$3,273.7	$3,019.9
Adjusted EBITDA(11)	$566.2	$504.4	$1,639.6	$1,594.2
Core G&A(12)	$359.1	$341.7	$1,093.6	$1,004.9
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

	September 30,	June 30,	September 30,
Credit Agreement Net Debt Reconciliation	2024	2024	2023
Corporate debt and other borrowings	$4,469.2	$4,471.9	$3,141.9
Corporate Cash(13)	(708.4)	(684.1)	(308.7)
Credit Agreement Net Debt(†)	$3,760.8	$3,787.8	$2,833.2

	September 30,	June 30,	September 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2024	2024	2023
Net income	$1,005.4	$974.4	$1,167.8
Interest expense on borrowings	246.6	227.2	169.5
Provision for income taxes	340.0	341.3	402.4
Depreciation and amortization	284.4	270.7	233.3
Amortization of other intangibles	121.2	116.5	101.1
EBITDA(†)	$1,997.7	$1,930.2	$2,074.1
Credit Agreement Adjustments:
Acquisition costs and other(14)(15)	$236.0	$224.7	$77.4
Employee share-based compensation	78.4	73.9	62.7
M&A accretion(16)	26.3	28.8	32.0
Advisor share-based compensation	2.5	2.6	2.6
Credit Agreement EBITDA(†)	$2,340.9	$2,260.2	$2,248.9

	September 30,	June 30,	September 30,
	2024	2024	2023
Leverage Ratio	1.61	1.68	1.26
_______________________________
(†)    Totals may not foot due to rounding.

(9)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs, and certain regulatory charges, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items, acquisition costs, and certain regulatory charges that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$255.3	$3.39	$224.3	$2.91	$787.9	$10.45	$848.7	$10.82
Regulatory charge(15)	18.0	0.24	40.0	0.52	18.0	0.24	40.0	0.51
Amortization of other intangibles	32.5	0.43	27.8	0.36	92.6	1.23	78.6	1.00
Acquisition costs(17)	22.2	0.29	6.0	0.08	68.6	0.91	13.2	0.17
Tax benefit	(14.6)	(0.19)	(9.1)	(0.12)	(43.2)	(0.57)	(24.9)	(0.32)
Adjusted Net Income / Adjusted EPS(†)	$313.4	$4.16	$288.9	$3.74	$923.9	$12.25	$955.6	$12.18
Weighted-average shares outstanding, diluted	75.4		77.1		75.4		78.4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2024	2023	2024	2023
Total revenue	$3,108.4	$2,522.4	$8,872.8	$7,409.0
Advisory and commission expense	1,948.1	1,488.4	5,500.6	4,307.8
Brokerage, clearing and exchange expense	29.6	24.8	93.2	80.1
Employee deferred compensation	2.6	(1.0)	5.3	1.2
Gross Profit(†)	$1,128.1	$1,010.1	$3,273.7	$3,019.9
_______________________________
(†)    Totals may not foot due to rounding.
(11)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs and certain regulatory charges. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation	2024	2023	2024	2023
Net income	$255.3	$224.3	$787.9	$848.7
Interest expense on borrowings	67.8	48.4	192.2	132.4
Provision for income taxes	92.0	93.4	263.7	302.3
Depreciation and amortization	78.3	64.6	216.5	179.1
Amortization of other intangibles	32.5	27.8	92.6	78.6
EBITDA	$525.9	$458.4	$1,552.9	$1,541.0
Regulatory charge(15)	18.0	40.0	18.0	40.0
Acquisition costs(17)	22.2	6.0	68.6	13.2
Adjusted EBITDA(†)	$566.2	$504.4	$1,639.6	$1,594.2
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Core G&A Reconciliation	2024	2023	2024	2023
Total expense	$2,761.0	$2,204.7	$7,821.1	$6,258.0
Advisory and commission	(1,948.1)	(1,488.4)	(5,500.6)	(4,307.8)
Depreciation and amortization	(78.3)	(64.6)	(216.5)	(179.1)
Interest expense on borrowings	(67.8)	(48.4)	(192.2)	(132.4)
Brokerage, clearing and exchange	(29.6)	(24.8)	(93.2)	(80.1)
Amortization of other intangibles	(32.5)	(27.8)	(92.6)	(78.6)
Employee deferred compensation	(2.6)	1.0	(5.3)	(1.2)
Total G&A(†)	602.1	551.7	1,720.7	1,478.8
Promotional (ongoing)(17)(18)	(175.6)	(140.2)	(455.7)	(347.9)
Employee share-based compensation	(20.3)	(15.7)	(62.9)	(50.5)
Acquisition costs(17)	(22.2)	(6.0)	(68.6)	(13.2)
Regulatory charges(15)	(24.9)	(48.1)	(39.9)	(62.4)
Core G&A(†)	$359.1	$341.7	$1,093.6	$1,004.9
_______________________________
(†)    Totals may not foot due to rounding.
(13)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(14)Acquisition costs and other primarily include acquisition costs, costs incurred related to the integration of the strategic relationship with Prudential, and certain regulatory charges.
(15)The Company recorded an $18.0 million regulatory charge for the three and nine months ended September 30, 2024 related to an investigation of the Company’s compliance with certain elements of the Company’s Anti-Money Laundering compliance program. The Company recorded a $40.0 million regulatory charge for the three and nine months ended September 30, 2023 related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. See Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements for additional information.
(16)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition.
(17)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition costs	2024	2023	2024	2023
Fair value mark on contingent consideration	$5.9	$—	$30.5	$—
Compensation and benefits	8.3	1.3	19.0	3.2
Professional services	6.7	2.2	13.5	6.4
Promotional(18)	2.0	2.3	4.8	2.7
Other	(0.7)	0.2	0.8	0.8
Acquisition costs(†)	$22.2	$6.0	$68.6	$13.2
_______________________________
(†)    Totals may not foot due to rounding.
(18)Promotional (ongoing) for the three and nine months ended September 30, 2024 includes $13.0 million and $33.2 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income compared to $10.8 million and $18.2 million for the same periods in 2023. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
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
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. For example, in August 2024, the Company received a request for information from the SEC regarding certain elements of the Company’s cash management program for corporate advisory accounts, which based on the nature of the request we believe is part of an industry-wide inquiry. The Company has been cooperating with the request. Additional regulation and enhanced regulatory enforcement has resulted, and may result in the future, in changes to our service offerings and additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential legal or regulatory violations and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.
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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2024, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 2.8% in the third quarter of 2024 after growing at an annualized pace of 3.0% in the second quarter of 2024. Continued growth during the third quarter of 2024 was driven by strong consumer spending and real GDP growth resulting from the replenishment of inventories that had been drawn down earlier in the year. Businesses added roughly 557,000 jobs in the third quarter of this year, lower than the 802,000 jobs added in the first quarter but more than the 442,000 jobs added in the second quarter. The unemployment rate averaged 4.2% in the third quarter of 2024, up from 4.0% in the second quarter and 3.8% in the first quarter of 2024. The equity markets rose modestly as risk appetite increased after the Federal Reserve (“Fed”) cut rates in mid-September by a half of a percentage point. The S&P 500 rose 5.9% and the Bloomberg Barclays U.S. Aggregate Bond Index rose 5.2% respectively during the third quarter of 2024.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. By the end of the third quarter of 2024, Fed policymakers reduced the target federal funds rate to a range of 4.75% to 5.00%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will take into account the weakening job market, the inflation trajectory, and global financial conditions.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
REVENUE
Advisory	$1,378,050	$1,081,562	27%	$3,866,024	$3,050,184	27%
Commission:
Sales-based	429,132	311,792	38%	1,237,437	896,825	38%
Trailing	377,400	331,808	14%	1,102,587	973,386	13%
Total commission	806,532	643,600	25%	2,340,024	1,870,211	25%
Asset-based:
Client cash	353,855	360,518	(2%)	1,047,712	1,157,208	(9%)
Other asset-based	272,336	224,614	21%	780,208	639,387	22%
Total asset-based	626,191	585,132	7%	1,827,920	1,796,595	2%
Service and fee	145,729	135,648	7%	412,901	377,757	9%
Transaction	58,546	50,210	17%	174,739	146,081	20%
Interest income, net	49,923	40,773	22%	140,926	116,103	21%
Other	43,423	(14,542)	n/m	110,222	52,088	112%
Total revenue	3,108,394	2,522,383	23%	8,872,756	7,409,019	20%
EXPENSE
Advisory and commission	1,948,065	1,488,432	31%	5,500,579	4,307,829	28%
Compensation and benefits	266,415	243,759	9%	814,784	708,972	15%
Promotional	164,538	131,645	25%	427,282	332,433	29%
Depreciation and amortization	78,338	64,627	21%	216,495	179,058	21%
Occupancy and equipment	69,879	61,339	14%	205,672	186,517	10%
Interest expense on borrowings	67,779	48,363	40%	192,202	132,389	45%
Amortization of other intangibles	32,461	27,760	17%	92,620	78,593	18%
Brokerage, clearing and exchange	29,636	24,793	20%	93,152	80,067	16%
Professional services	26,295	18,699	41%	61,674	51,011	21%
Communications and data processing	17,916	19,634	(9%)	57,066	57,903	(1%)
Other	59,724	75,660	(21%)	159,619	143,259	11%
Total expense	2,761,046	2,204,711	25%	7,821,145	6,258,031	25%
INCOME BEFORE PROVISION FOR INCOME TAXES	347,348	317,672	9%	1,051,611	1,150,988	(9%)
PROVISION FOR INCOME TAXES	92,045	93,381	(1%)	263,744	302,293	(13%)
NET INCOME	$255,303	$224,291	14%	$787,867	$848,695	(7%)

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the nine months ended September 30, 2024.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	September 30,
	2024	2023	$ Change	% Change
Corporate advisory assets	$618.8	$444.4	$174.4	39%
Independent RIA advisory assets	273.2	218.3	54.9	25%
Total advisory assets	$892.0	$662.7	$229.3	35%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance - Beginning of period	$829.1	$661.6	$735.8	$583.1
Net new advisory assets(1)	23.7	22.7	66.6	55.4
Market impact(2)	39.2	(21.6)	89.6	24.2
Balance - End of period	$892.0	$662.7	$892.0	$662.7
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
Advisory revenue increased during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 due primarily to an increase in advisory asset balances and related market impacts.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales-based	$429,132	$311,792	$117,340	38%	$1,237,437	$896,825	$340,612	38%
Trailing	377,400	331,808	45,592	14%	1,102,587	973,386	129,201	13%
Total commission revenue	$806,532	$643,600	$162,932	25%	$2,340,024	$1,870,211	$469,813	25%
The increase in sales-based commission revenue for the three and nine months ended September 30, 2024 compared to 2023 was primarily driven by an increase in sales of annuities and fixed income securities as a result of the higher interest rate environment. The increase in trailing commission revenue for the three and nine months ended September 30, 2024 compared to 2023 was primarily due to an increase in sales of annuities and mutual funds in prior periods.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance - Beginning of period	$668.7	$578.6	$618.2	$527.7
Net new brokerage assets(1)	3.8	10.5	11.5	24.0
Market impact(2)	27.6	(13.4)	70.4	24.0
Balance - End of period	$700.1	$575.7	$700.1	$575.7
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
Asset-based revenue increased by $41.1 million and $31.3 million for the three and nine months ended September 30, 2024, respectively, as compared to 2023, primarily due to increases in other asset-based revenues that offset the decreases in client cash revenues for both the three and nine month periods. Client cash revenue for the three and nine months ended September 30, 2024 decreased compared to 2023 due to lower average client cash balances during the three and nine months ended September 30, 2024 as compared to 2023. For the three months ended September 30, 2024, our average client cash balances decreased to $42.6 billion compared to $46.0 billion in 2023. For the nine months ended September 30, 2024, our average client cash balances decreased to $43.3 billion compared to $50.2 billion in 2023.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and nine months ended September 30, 2024 increased compared to 2023, primarily due to increases in IRA custodian fees, business services and planning and advice services fees, FINRA fees, and fees relating to error and omission insurance.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and nine months ended September 30, 2024 increased compared to 2023, primarily due to increases in the number of transactions and transaction charges for managed assets.
Interest Income, Net
Interest income is primarily generated from bank deposits, client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and nine months ended September 30, 2024 increased compared to 2023 primarily due to increases in interest earned on bank deposits, short-term U.S treasury bills, and margin loans as a result of increases in the related interest-earning asset balances during the periods.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue increased for the three and nine months ended September 30, 2024 as compared to 2023 primarily due to higher realized and unrealized gains in our deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Payout rate	87.46%	87.30%	16 bps	87.16%	86.75%	41 bps
Our payout rate for the three and nine months ended September 30, 2024 increased compared to 2023, primarily due to the effect of changes in product mix, large bank integrations and pricing changes as compared to the prior periods.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Average number of employees	9,064	7,825	16%	8,787	7,469	18%
Compensation and benefits expense for the three and nine months ended September 30, 2024 increased by $22.7 million and $105.8 million, respectively, compared to 2023, primarily due to an increase in average headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and nine months ended September 30, 2024 increased by $32.9 million and $94.8 million, respectively, compared to 2023, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention and increases in large institutional onboarding costs.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and nine months ended September 30, 2024 increased by $13.7 million and $37.4 million, respectively, compared to 2023, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and nine months ended September 30, 2024 increased by $8.5 million and $19.2 million, respectively, compared to 2023, primarily due to increased expense related to software licenses and our technology portfolio.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, senior secured Term Loan B (“Term Loan B”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and nine months ended September 30, 2024 increased by $19.4 million and $59.8 million, respectively, compared to 2023, primarily due to increases as a result of the issuance of $750.0 million senior notes in November 2023 and $1.0 billion senior notes in May 2024. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three and nine months ended September 30, 2024 increased by $4.7 million and $14.0 million, respectively, compared to 2023, primarily due to additional intangible assets acquired from acquisitions.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three and nine months ended September 30, 2024 increased by $4.8 million and $13.1 million, respectively, compared to 2023 primarily due to an increase in the volume of trades and expenses for quote services.

Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense decreased by $15.9 million for the three months ended September 30, 2024 primarily as a result of a decrease in regulatory charges recognized in the current period as compared to the same period in 2023. Other expense increased by $16.4 million for the nine months ended September 30, 2024 primarily due to increases in fair value adjustments to our contingent consideration liabilities offset by a decrease in regulatory charges as compared to the same period in 2023. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Our effective income tax rate was 26.5% and 29.4% for the three months ended September 30, 2024 and 2023, respectively, and 25.1% and 26.3% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The decrease in our effective tax rate for the three and nine months ended September 30, 2024 was primarily driven by lower non-deductible expenses through the third quarter of 2024 as compared to the same periods in the prior year.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the nine months ended September 30, 2024 and 2023, LPL Financial paid dividends of $410.0 million and $605.0 million to the Parent, respectively.
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

The following table presents the components of Corporate Cash (in thousands):

	September 30, 2024	December 31, 2023
Cash and equivalents	$1,474,954	$465,671
Cash at regulated subsidiaries	(992,450)	(410,313)
Excess cash at regulated subsidiaries per the Credit Agreement	225,886	128,327
Corporate Cash	$708,390	$183,685

Corporate Cash
Cash at the Parent	$435,109	$26,587
Excess cash at regulated subsidiaries per the Credit Agreement	225,886	128,327
Cash at non-regulated subsidiaries	47,395	28,771
Corporate Cash	$708,390	$183,685
Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million of Corporate Cash to meet our near-term corporate debt obligations. Corporate Cash increased by $524.7 million during the nine months ended September 30, 2024 primarily as a result of proceeds received from our $1.0 billion debt issuance in May 2024 offset by the repayment of balances outstanding on our senior secured revolving credit facility. On October 1, 2024, we used a combination of corporate cash on hand and borrowings under our secured revolving credit facility to fund the acquisition of Atria. See Note 4 - Acquisitions and Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of September 30, 2024, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2025 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. As a result of our planned acquisition of Atria, we paused share repurchases beginning in the first quarter of 2024. We expect to resume share repurchases in the fourth quarter of 2024. As of September 30, 2024, we had $830.0 million remaining under our existing share repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at September 30, 2024. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at September 30, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility(1)	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
_______________________________
(1) The Company borrowed $910.0 million under its senior secured revolving credit facility on October 1, 2024 to fund the acquisition of Atria. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2024
LPL Financial LLC
Net capital	$313,331
Less: required net capital	19,441
Excess net capital	$293,890

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
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Nine Months Ended September 30,
Combined Summarized Statements of Income	2024
Revenues(1)	$105,009
Revenues from non-guarantor subsidiaries	16,005
Advisory and commission expense(1)	98,342
Interest expense on borrowings	189,303
Expenses from non-guarantor subsidiaries	10,526
Loss before provision for income taxes	(224,486)
Net loss	(168,573)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	September 30, 2024	December 31, 2023
Cash and equivalents	$435,109	$26,587
Other receivables, net	2,406	2,793
Property and equipment, net	160,420	154,920
Goodwill	1,251,908	1,251,908
Other intangibles, net	74,480	95,461
Receivables from non-guarantor subsidiaries	162,569	153,377
Other assets	1,220,812	1,017,289
Corporate debt and other borrowings, net	4,441,913	3,734,111
Accounts payable and accrued liabilities	87,108	53,817
Payables to non-guarantor subsidiaries	77,638	76,683
Other liabilities	1,111,700	986,274
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
As of September 30, 2024, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	September 30, 2024
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.61
Interest Coverage (Minimum)	3.0	9.89
Certain restrictive covenants under certain of our Indentures are currently suspended. However, a credit rating downgrade to a below investment grade rating could cause currently suspended restrictive covenants under certain of our Indentures to be automatically reinstated.
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information regarding the Credit Agreement.

Contractual Obligations
During the nine months ended September 30, 2024, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2023 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Advisory	$1,378,050	$1,081,562	$3,866,024	$3,050,184
Commission:
Sales-based	429,132	311,792	1,237,437	896,825
Trailing	377,400	331,808	1,102,587	973,386
Total commission	806,532	643,600	2,340,024	1,870,211
Asset-based:
Client cash	353,855	360,518	1,047,712	1,157,208
Other asset-based	272,336	224,614	780,208	639,387
Total asset-based	626,191	585,132	1,827,920	1,796,595
Service and fee	145,729	135,648	412,901	377,757
Transaction	58,546	50,210	174,739	146,081
Interest income, net	49,923	40,773	140,926	116,103
Other	43,423	(14,542)	110,222	52,088
Total revenue	3,108,394	2,522,383	8,872,756	7,409,019
EXPENSE
Advisory and commission	1,948,065	1,488,432	5,500,579	4,307,829
Compensation and benefits	266,415	243,759	814,784	708,972
Promotional	164,538	131,645	427,282	332,433
Depreciation and amortization	78,338	64,627	216,495	179,058
Occupancy and equipment	69,879	61,339	205,672	186,517
Interest expense on borrowings	67,779	48,363	192,202	132,389
Amortization of other intangibles	32,461	27,760	92,620	78,593
Brokerage, clearing and exchange	29,636	24,793	93,152	80,067
Professional services	26,295	18,699	61,674	51,011
Communications and data processing	17,916	19,634	57,066	57,903
Other	59,724	75,660	159,619	143,259
Total expense	2,761,046	2,204,711	7,821,145	6,258,031
INCOME BEFORE PROVISION FOR INCOME TAXES	347,348	317,672	1,051,611	1,150,988
PROVISION FOR INCOME TAXES	92,045	93,381	263,744	302,293
NET INCOME	$255,303	$224,291	$787,867	$848,695
EARNINGS PER SHARE
Earnings per share, basic	$3.41	$2.95	$10.55	$10.97
Earnings per share, diluted	$3.39	$2.91	$10.45	$10.82
Weighted-average shares outstanding, basic	74,776	76,062	74,688	77,339
Weighted-average shares outstanding, diluted	75,405	77,147	75,424	78,439
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2024	December 31, 2023
Cash and equivalents	$1,474,954	$465,671
Cash and equivalents segregated under federal or other regulations	1,382,867	2,007,312
Restricted cash	104,881	108,180
Receivables from clients, net	622,015	588,585
Receivables from brokers, dealers and clearing organizations	53,763	50,069
Advisor loans, net	1,913,363	1,479,690
Other receivables, net	802,186	743,317
Investment securities	111,096	91,311
Property and equipment, net	1,144,676	933,091
Goodwill	1,868,193	1,856,648
Other intangibles, net	782,426	671,585
Other assets	1,681,455	1,390,021
Total assets	$11,941,875	$10,385,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,039,140	$2,266,176
Payables to brokers, dealers and clearing organizations	211,054	163,337
Accrued advisory and commission expenses payable	252,881	216,541
Corporate debt and other borrowings, net	4,441,913	3,734,111
Accounts payable and accrued liabilities	485,927	485,963
Other liabilities	1,739,209	1,440,373
Total liabilities	9,170,124	8,306,501

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,779,259 shares and 130,233,328 shares issued at September 30, 2024 and December 31, 2023, respectively	131	130
Additional paid-in capital	2,059,207	1,987,684
Treasury stock, at cost — 55,968,552 shares and 55,576,970 shares at September 30, 2024 and December 31, 2023, respectively	(4,102,319)	(3,993,949)
Retained earnings	4,814,732	4,085,114
Total stockholders’ equity	2,771,751	2,078,979
Total liabilities and stockholders’ equity	$11,941,875	$10,385,480

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2023	130,142	$130	$1,952,828	53,515	$(3,514,364)	$3,683,472	$2,122,066
Net income	—	—	—	—	—	224,291	224,291
Issuance of common stock to settle restricted stock units	43	—	—	4	(820)	—	(820)
Treasury stock purchases	—	—	—	1,079	(252,349)	—	(252,349)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,839)	(22,839)
Stock option exercises and other	14	—	800	(18)	662	2,309	3,771
Share-based compensation	—	—	16,468	—	—	—	16,468
BALANCE — September 30, 2023	130,199	$130	$1,970,096	54,580	$(3,766,871)	$3,887,233	$2,090,588

	Three Months Ended September 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2024	130,747	$131	$2,038,216	55,985	$(4,101,955)	$4,578,955	$2,515,347
Net income	—	—	—	—	—	255,303	255,303
Issuance of common stock to settle restricted stock units	32	—	—	5	(1,135)	—	(1,135)
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,435)	(22,435)
Stock option exercises and other	—	—	21	(21)	771	2,909	3,701
Share-based compensation	—		20,970	—	—	—	20,970
BALANCE — September 30, 2024	130,779	$131	$2,059,207	55,969	$(4,102,319)	$4,814,732	$2,771,751

	Nine Months Ended September 30, 2023
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	848,695	848,695
Issuance of common stock to settle restricted stock units	439	—	—	162	(39,416)	—	(39,416)
Treasury stock purchases	—	—	—	4,062	(882,807)	—	(882,807)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(69,562)	(69,562)
Stock option exercises and other	104	—	4,688	(52)	1,888	7,028	13,604
Share-based compensation	—	—	52,522	—	—	—	52,522
BALANCE — September 30, 2023	130,199	$130	$1,970,096	54,580	$(3,766,871)	$3,887,233	$2,090,588

	Nine Months Ended September 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	787,867	787,867
Issuance of common stock to settle restricted stock units	400	—	—	155	(40,453)	—	(40,453)
Treasury stock purchases	—	—	—	296	(70,005)	—	(70,005)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(67,268)	(67,268)
Stock option exercises and other	146	1	6,569	(59)	2,088	9,019	17,677
Share-based compensation	—	—	64,954	—	—	—	64,954
BALANCE — September 30, 2024	130,779	$131	$2,059,207	55,969	$(4,102,319)	$4,814,732	$2,771,751
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$787,867	$848,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,495	179,058
Amortization of other intangibles	92,620	78,593
Amortization of debt issuance costs	8,489	6,283
Share-based compensation	64,954	52,522
Provision for credit losses	13,490	11,844
Deferred benefit for income taxes	38	(160)
Loan forgiveness	208,886	156,866
Other	38,260	12,774
Changes in operating assets and liabilities:
Receivables from clients, net	(32,916)	(19,777)
Receivables from brokers, dealers and clearing organizations	(3,694)	15,195
Advisor loans, net	(649,310)	(414,826)
Other receivables, net	(66,162)	(50,351)
Investment securities - trading	(17,579)	173
Other assets	(203,098)	(98,923)
Client payables	(227,036)	(695,374)
Payables to brokers, dealers and clearing organizations	47,717	(49,055)
Accrued advisory and commission expenses payable	36,340	3,708
Accounts payable and accrued liabilities	(26,207)	(48,257)
Other liabilities	169,061	383,456
Operating leases	(1,848)	(2,381)
Net cash provided by operating activities	456,367	370,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(397,008)	(297,435)
Acquisitions, net of cash acquired	(159,410)	(360,584)
Purchases of securities classified as held-to-maturity	(4,769)	(4,725)
Proceeds from maturities of securities classified as held-to-maturity	3,750	4,250
Net cash used in investing activities	(557,437)	(658,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	280,000	746,000
Repayments of revolving credit facilities	(560,000)	(334,000)
Repayment of senior secured term loans	(8,025)	(8,025)
Proceeds from senior unsecured notes	998,325	—
Payment of debt issuance costs	(17,332)	(7,182)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Payment of contingent consideration	(50,063)	—
Tax payments related to settlement of restricted stock units	(40,453)	(39,416)
Repurchase of common stock	(70,005)	(875,081)
Dividends on common stock	(67,268)	(69,562)
Proceeds from stock option exercises and other	17,677	13,604
Principal payment of finance leases and obligations	(247)	(143)
Net cash provided by (used in) financing activities	482,609	(573,805)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	381,539	(862,236)
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,581,163	3,137,270
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,962,702	$2,275,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$161,658	$134,328
Income taxes paid	$301,505	$89,097
Cash paid for amounts included in the measurement of operating lease liabilities	$22,850	$20,733
Cash paid for amounts included in the measurement of finance lease liabilities	$6,526	$6,414
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$49,443	$14,923
Lease assets obtained in exchange for operating lease liabilities	$25,963	$14,602
Contingent consideration liabilities recognized at acquisition date	$42,978	$45,387

	September 30,
	2024	2023
Cash and equivalents	$1,474,954	$799,209
Cash and equivalents segregated under federal or other regulations	1,382,867	1,370,108
Restricted cash	104,881	105,717
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,962,702	$2,275,034
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
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the nine months ended September 30, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commission revenue
Annuities	$481,852	$371,304	$1,387,425	$1,074,210
Mutual funds	193,451	169,318	567,423	499,550
Fixed income	55,707	42,286	157,540	113,736
Equities	36,786	27,414	106,671	80,778
Other	38,736	33,278	120,965	101,937
Total commission revenue	$806,532	$643,600	$2,340,024	$1,870,211
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commission revenue
Sales-based
Annuities	$265,955	$183,974	$755,220	$518,690
Fixed income	55,707	42,286	157,540	113,736
Mutual funds	42,310	34,718	128,787	108,626
Equities	36,786	27,414	106,671	80,778
Other	28,374	23,400	89,219	74,995
Total sales-based revenue	$429,132	$311,792	$1,237,437	$896,825
Trailing
Annuities	$215,897	$187,330	$632,205	$555,520
Mutual funds	151,141	134,600	438,636	390,924
Other	10,362	9,878	31,746	26,942
Total trailing revenue	$377,400	$331,808	$1,102,587	$973,386
Total commission revenue	$806,532	$643,600	$2,340,024	$1,870,211

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset-based revenue
Client cash	$353,855	$360,518	$1,047,712	$1,157,208
Sponsorship programs	148,978	118,871	424,766	330,597
Recordkeeping	123,358	105,743	355,442	308,790
Total asset-based revenue	$626,191	$585,132	$1,827,920	$1,796,595
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service and fee revenue
Over time(1)	$107,603	$101,129	$315,682	$288,745
Point-in-time(2)	38,126	34,519	97,219	89,012
Total service and fee revenue	$145,729	$135,648	$412,901	$377,757
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, account fees, and conference fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $156.2 million as of December 31, 2023 to $208.6 million as of September 30, 2024. The increase in unearned revenue for the nine months ended September 30, 2024 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $155.2 million of revenue recognized during the nine months ended September 30, 2024 that was included in the unearned revenue balance as of December 31, 2023.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Closed on the Acquisition of Atria Wealth Solutions, Inc (“Atria”)
On October 1, 2024, the Company acquired 100% of the outstanding equity of Atria, a wealth management solutions holding company headquartered in New York, for an initial cash payment of approximately $835 million, including working capital adjustments. In connection with the closing of this acquisition, the Company also funded transition assistance payments to advisors that the Company expects will convert to its platform. The Company used a combination of corporate cash on hand and borrowings under its secured revolving credit facility to fund this acquisition. The Company expects to transition Atria’s brokerage and advisory assets to the Company’s platform in the middle of 2025. The transaction also includes potential contingent consideration of up to $230 million based on future retention and up to approximately $100 million if other milestones, including the conversion of off-platform assets to the Company’s platform, are achieved. The Company has funded certain of these through escrow at the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
closing. Given the recency of the closing, the purchase accounting analysis has not yet been completed. See Note 9 - Corporate Debt and Other Borrowings, Net for additional information.
Other Acquisitions
During the nine months ended September 30, 2024, the Company completed fifteen acquisitions, fourteen of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for five acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $90.8 million, which included $57.5 million of cash, and liabilities of $33.3 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the one to seven years following the closing. This contingent consideration may be settled for amounts up to $143.3 million in the years following the closing.
The Company made purchase accounting adjustments during the three months ended September 30, 2024 related to acquisitions that were completed during the year and for which the Company’s purchase accounting analysis was ongoing. These adjustments resulted in a $7.1 million decrease in customer relationships and liabilities for contingent consideration, respectively. At September 30, 2024, the Company provisionally allocated $28.7 million of the purchase price to goodwill and $62.1 million to client relationships acquired as part of these acquisitions. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The client relationships were valued using the income approach and assigned useful lives of 14 years. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for ten other acquisitions as asset acquisitions. These transactions included total initial consideration of $104.0 million, including $48.5 million which was allocated to advisor relationships and $55.5 million which was allocated to client relationships. These relationships were assigned useful lives of 14 years to 15 years and the related transactions include potential contingent payments of up to $61.8 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
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
The Company recorded purchase accounting adjustments during the nine months ended September 30, 2024 related to acquisitions which were completed during the fourth quarter of 2023 and for which the Company’s purchase accounting analysis was ongoing. These adjustments resulted in a $39.4 million increase in customer relationships, a $9.7 million increase in liabilities for contingent consideration, a $12.5 million decrease in technology, and a $17.1 million decrease in goodwill. The intangible assets are comprised primarily of client relationships which were assigned useful lives of 15 years. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2024 or 2023.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2024 and December 31, 2023, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2024 and December 31, 2023, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At September 30, 2024 and December 31, 2023, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2024	Type	Valuation Techniques	Unobservable Inputs	Range
$136,794	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0%	-	29.5%
			Discount Rate	12.6%	-	16.6%
			Equivalency Rate(1)	5.8%	-	5.8%
$136,794
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2023	Type	Valuation Techniques	Unobservable Inputs	Range
$114,844	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0%	-	29.5%
			Discount Rate	13.6%	-	15.7%
4,000	Contingent Consideration	Discounted Cash Flow Model	Discount Rate	9.3%	-	9.3%
$118,844

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance - Beginning of period	$129,848	$49,387	$118,844	$3,860
Additions	2,598	—	42,978	45,387
Payments	(1,500)	—	(55,500)	—
Fair value adjustments	5,848	—	30,472	140
Balance - End of period	$136,794	$49,387	$136,794	$49,387

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$198	$—	$—	$198
Cash equivalents segregated under federal or other regulations	596,416	—	—	596,416
Restricted cash	98,341	—	—	98,341
Investment securities — trading:
Mutual funds	16,556	—	—	16,556
U.S. treasury obligations	77,772	—	—	77,772
Equity securities	9	—	—	9
Money market funds	109	—	—	109
Debt securities	—	248	—	248
Total investment securities — trading	94,446	248	—	94,694
Other assets:
Deferred compensation plan	830,539	—	—	830,539
Fractional shares — investment(1)	233,790	—	—	233,790
Other investments	—	4,189	—	4,189
Total other assets:	1,064,329	4,189	—	1,068,518
Total assets at fair value	$1,853,730	$4,437	$—	$1,858,167
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$44	$—	$—	$44
Mutual funds	1	—	—	1
Total securities sold, but not yet purchased	45	—	—	45
Fractional shares — repurchase obligation(1)	233,790	—	—	233,790
Contingent consideration	—	—	136,794	136,794
Total other liabilities	233,835	—	136,794	370,629
Total liabilities at fair value	$233,835	$—	$136,794	$370,629
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

September 30, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,474,756	$1,474,756	$—	$—	$1,474,756
Cash segregated under federal or other regulations	786,451	786,451	—	—	786,451
Restricted cash	6,540	6,540	—	—	6,540
Receivables from clients, net	622,015	—	622,015	—	622,015
Receivables from brokers, dealers and clearing organizations	53,763	—	53,763	—	53,763
Advisor repayable loans, net(1)	358,043	—	—	275,358	275,358
Other receivables, net	802,186	—	802,186	—	802,186
Investment securities — held-to-maturity securities	16,402	—	16,514	—	16,514
Other assets:
Securities borrowed	6,734	—	6,734	—	6,734
Deferred compensation plan(2)	9,203	9,203	—	—	9,203
Other investments(3)	6,034	—	6,034	—	6,034
Total other assets	21,971	9,203	12,768	—	21,971
Liabilities
Client payables	$2,039,140	$—	$2,039,140	$—	$2,039,140
Payables to brokers, dealers and clearing organizations	211,054	—	211,054	—	211,054
Corporate debt and other borrowings, net	4,441,913	—	4,491,906	—	4,491,906

December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$465,505	$465,505	$—	$—	$465,505
Cash segregated under federal or other regulations	1,287,235	1,287,235	—	—	1,287,235
Restricted cash	4,954	4,954	—	—	4,954
Receivables from clients, net	588,585	—	588,585	—	588,585
Receivables from brokers, dealers and clearing organizations	50,069	—	50,069	—	50,069
Advisor repayable loans, net(1)	340,985	—	—	236,888	236,888
Other receivables, net	743,317	—	743,317	—	743,317
Investment securities - held-to-maturity securities	15,223	—	15,079	—	15,079
Other assets:
Securities borrowed	4,334	—	4,334	—	4,334
Deferred compensation plan(2)	6,217	6,217	—	—	6,217
Other investments(3)	4,695	—	4,695	—	4,695
Total other assets	15,246	6,217	9,029	—	15,246
Liabilities
Client payables	$2,266,176	$—	$2,266,176	$—	$2,266,176
Payables to brokers, dealers and clearing organizations	163,337	—	163,337	—	163,337
Corporate debt and other borrowings, net	3,734,111	—	3,680,199	—	3,680,199
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

The following table summarizes investment securities (in thousands):

	September 30, 2024	December 31, 2023
Trading securities — at fair value:
Mutual funds	$16,556	$50,518
U.S. treasury obligations	77,772	25,388
Equity securities	9	43
Money market funds	109	107
Debt securities	248	32
Total trading securities	$94,694	$76,088
Held-to-maturity securities — at amortized cost:
U.S. government notes	$16,402	$15,223
Total held-to-maturity securities	$16,402	$15,223
Total investment securities	$111,096	$91,311

At September 30, 2024, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$1,247	$15,155	$—	$—	$16,402
U.S. government notes — at fair value	$1,245	$15,269	$—	$—	$16,514
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2022	$1,642,468
Goodwill acquired	214,180
Balance at December 31, 2023	1,856,648
Purchase accounting adjustments	(17,123)
Goodwill acquired	28,668
Balance at September 30, 2024	$1,868,193
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at September 30, 2024 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	8.2	$985,113	$(670,507)	$314,606
Product sponsor relationships	1.5	234,086	(217,982)	16,104
Client relationships	12.7	479,941	(76,501)	403,440
Technology	8.0	20,930	(12,473)	8,457
Total definite-lived intangible assets, net		$1,720,070	$(977,463)	$742,607
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$782,426
_______________________________
(1)During the nine months ended September 30, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2023 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	7.3	$935,478	$(614,277)	$321,201
Product sponsor relationships	2.2	234,086	(209,076)	25,010
Client relationships	12.6	313,585	(51,328)	262,257
Technology	8.7	33,460	(10,162)	23,298
Total definite-lived intangibles, net		$1,516,609	$(884,843)	$631,766
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$671,585
_______________________________
(1)    During the year ended December 31, 2023, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $32.5 million and $27.8 million for the three months ended September 30, 2024 and 2023, respectively, and $92.6 million and $78.6 million for the nine months ended September 30, 2024 and 2023, respectively. Future amortization is estimated as follows (in thousands):

2024 - remainder	$30,977
2025	115,663
2026	77,406
2027	72,257
2028	66,466
Thereafter	379,838
Total	$742,607

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Other assets:
Deferred compensation	$839,742	$683,765
Prepaid assets	124,445	173,039
Fractional shares — investment(1)	233,790	177,131
Deferred tax assets, net	167,412	167,450
Operating lease assets	105,401	93,797
Debt issuance costs, net	15,410	9,065
Other	195,255	85,774
Total other assets	$1,681,455	$1,390,021

Other liabilities:
Deferred compensation	$838,185	$684,178
Unearned revenue(2)	208,613	156,214
Fractional shares — repurchase obligation(1)	233,790	177,131
Operating lease liabilities	133,232	123,477
Finance lease liabilities	105,218	105,465
Taxes payable	65,330	24,522
Contingent consideration	136,794	118,844
Other	18,047	50,542
Total other liabilities	$1,739,209	$1,440,373
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	September 30, 2024			December 31, 2023
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,019,175	SOFR+185 bps	7.051%	$1,027,200	SOFR+185 bps	7.206%	11/12/2026
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	—	—	—%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	—	—	—%	5/20/2034
Total Corporate Debt	4,469,175			3,477,200
Less: Unamortized Debt Issuance Cost	(27,262)			(23,089)
Corporate debt, net	$4,441,913			$3,454,111
Other Borrowings
Revolving Credit Facility	—	ABR+37.5 bps / SOFR+147.5 bps	6.321%	280,000	ABR+37.5 bps / SOFR+147.5 bps	6.966%	5/20/2029
Total other borrowings	$—			$280,000
Corporate Debt and Other Borrowings, Net	$4,441,913			$3,734,111
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at September 30, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility(1)	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
_______________________________
(1) The Company borrowed $910.0 million under its senior secured revolving credit facility on October 1, 2024 to fund the acquisition of Atria. See Note 4 - Acquisitions, for additional information.

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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2024, the Company was in compliance with such covenants.
Broker-Dealer Revolving Credit Facility
On May 20, 2024, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2025. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.6 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of September 30, 2024.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of September 30, 2024. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at September 30, 2024 or December 31, 2023.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2024 or December 31, 2023.
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
In February 2023, the Company received a request for information from the SEC in connection with an investigation of certain elements of the Company’s Anti-Money Laundering compliance program. Subject to the negotiation of the final terms, the Company has reached an agreement in principle with the SEC to resolve the matter, under which

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
the Company would pay an $18.0 million civil monetary penalty. As a result, the Company recorded $18.0 million in other expense in the condensed consolidated statements of income for the three and nine months ending September 30, 2024. The Company and the SEC continue to negotiate the final terms of the potential settlement.

In October 2022, the Company received a request for information from the SEC in connection with an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. In 2023, the SEC proposed a potential settlement, under which the Company would pay a $50.0 million civil monetary penalty. As a result, the Company recorded $40.0 million in other expense in the consolidated statements of income for the year ended December 31, 2023 to reflect the amount of the penalty that is not covered by the Company’s captive insurance subsidiary. The Company reached a settlement with the staff of the SEC to resolve its civil investigation and paid the civil monetary penalty of $50.0 million in August 2024.

In July 2024, putative class action lawsuits were filed against LPL Financial in federal district court alleging certain violations of law in connection with its cash sweep programs. The Company intends to defend vigorously against the lawsuits.

In August 2024, the Company received a request for information from the SEC regarding certain elements of the Company’s cash management program for corporate advisory accounts. The Company has been cooperating with the request.
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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance — January 1	$82,883	$74,071
Losses incurred	27,724	27,140
Losses paid	(35,562)	(17,659)
Ending balance — September 30	$75,045	$83,552
Other Commitments
As of September 30, 2024, the Company had approximately $525.9 million of client margin loans that were collateralized with securities having a fair value of approximately $736.2 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $365.3 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2024, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $370.9 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $8.4 million and $5.5 million of trading securities pledged to the Options Clearing Corporation at September 30, 2024 and December 31,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
2023, respectively, and $19.7 million and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at September 30, 2024 and December 31, 2023, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2024		2023
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$23.6
Second quarter	$0.30	$22.4	$0.30	$23.1
Third quarter	$0.30	$22.4	$0.30	$22.8
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the nine months ended September 30, 2024 LPLFH repurchased 296,145 shares of common stock at a weighted-average price of $236.39 for a total of $70.0 million. As of September 30, 2024, the Company had $830.0 million remaining under the existing share repurchase program. As a result of the Company’s planned acquisition of Atria, the Company paused share repurchases during the first quarter of 2024. The Company expects to resume share repurchases in the fourth quarter of 2024. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,682,952 shares remaining available for future issuance at September 30, 2024.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2023	546,820	$54.81
Granted	—	$—
Exercised	(138,012)	$47.17
Forfeited and Expired	—	$—
Outstanding — September 30, 2024	408,808	$57.39	3.06	$71,639
Exercisable — September 30, 2024	408,808	$57.39	3.06	$71,639
Exercisable and expected to vest — September 30, 2024	408,808	$57.39	3.06	$71,639
The following table summarizes information about outstanding stock options and warrants as of September 30, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	58,581	$19.85	1.40	58,581	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	81,863	$39.48	2.33	81,863	$39.48
$45.01 - $65.00	6,332	$45.55	0.43	6,332	$45.55
$65.01 - $75.00	127,691	$65.50	3.23	127,691	$65.50
$75.01 - $80.00	134,341	$77.53	4.19	134,341	$77.53
	408,808	$57.39	3.06	408,808	$57.39
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, there was no unrecognized compensation cost related to non-vested stock options.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the nine months ended September 30, 2024:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2023	1,568	$187.93	776,604		$205.75
Granted	7,803	$268.64	446,038		$258.59
Vested	(3,080)	$227.55	(400,116)		$189.00
Forfeited	—	$—	(57,183)		$251.81
Outstanding — September 30, 2024	6,291	$268.64	765,343	(1)	$241.87
Expected to vest — September 30, 2024	6,291	$268.64	605,629		$263.93
_______________________________
(1)    Includes 96,085 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $17.5 million and $13.5 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2024 and 2023, respectively and $55.1 million and $44.3 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized compensation cost for restricted stock awards and stock units was $98.9 million, which is expected to be recognized over a weighted-average remaining period of 1.94 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.7 million related to the vesting of these awards during both the three months ended September 30, 2024 and 2023, and $2.1 million and $2.0 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $8.1 million, which is expected to be recognized over a weighted-average remaining period of 2.51 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$255,303	$224,291	$787,867	$848,695

Basic weighted-average number of shares outstanding	74,776	76,062	74,688	77,339
Dilutive common share equivalents	629	1,085	736	1,100
Diluted weighted-average number of shares outstanding	75,405	77,147	75,424	78,439

Basic earnings per share	$3.41	$2.95	$10.55	$10.97
Diluted earnings per share	$3.39	$2.91	$10.45	$10.82
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2024 and 2023, stock options, warrants and stock units representing common share equivalents of 31,631 shares and 9,513 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2024 and 2023, stock options, warrants and stock units representing common share equivalents of 7,577 shares and 120,753 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2024
LPL Financial LLC
Net capital	$313,331
Less: required net capital	19,441
Excess net capital	$293,890
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of September 30, 2024, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

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
NOTE 16 - SUBSEQUENT EVENTS
On October 1, 2024, the Company announced that the Board had terminated Dan H. Arnold, President and Chief Executive Officer of the Company, for “Cause” as defined under the Company’s Executive Severance Plan and the Company’s 2010 Plan and 2021 Plan. On October 21, 2024, the Company announced that the Board had confirmed Rich Steinmeier as Chief Executive Officer and elected him to the Board. The Company also named Matt Audette as President and Chief Financial Officer.
The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on December 2, 2024 to all stockholders of record on November 14, 2024.

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
As of September 30, 2024, the fair value of our trading securities was $94.7 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.1 billion as of September 30, 2024. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2024, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2024	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,019,175	$1,015	$2,538	$5,076	$10,152
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,019,175	$1,015	$2,538	$5,076	$10,152
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three and nine months ended September 30, 2024 or 2023. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

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

LPL Financial Holdings Inc.
Date:	November 4, 2024	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	November 4, 2024	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
President and Chief Financial Officer