Form 10-K
period 2024-12-31
LPL Financial Holdings Inc.
filed 2025-02-20
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $21.3 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 14, 2025 was 74,574,576.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which the Company intends to file within 120 days of the fiscal year ended December 31, 2024, are incorporated by reference into Part III.

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
•the expected conversion, transition and onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity, including the conversion of assets of the broker-dealers and investment advisors acquired in connection with our acquisition of Atria Wealth Solutions, Inc. (“Atria”);
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
These forward-looking statements reflect the Company’s expectations and objectives as of February 20, 2025. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
ii

•difficulties and delays in onboarding the assets of acquired, recruited or transitioned advisors, including the receipt and timing of regulatory approvals that may be required;
•disruptions in the businesses of the Company that could make it more difficult to maintain relationships with advisors and their clients;
•the choice by clients of acquired, recruited, or transitioned advisors not to open brokerage and/or advisory accounts at the Company;
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

iii

PART I
Item 1.  Business
Overview
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We support nearly 29,000 financial advisors, and the wealth management practices of approximately 1,200 financial institutions, servicing and custodying approximately $1.7 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
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
•LPL Enterprise, LLC (“LPL Enterprise”) is a limited product shelf introducing broker-dealer and registered investment advisor that supports a portion of the Company’s institutional businesses, providing brokerage and investment advisory services to the clients of those institutional businesses.
•LPL Insurance Associates, Inc. (“LPLIA”) operates as a brokerage general agency that offers life and disability insurance products and services.
•Atria Wealth Solutions, Inc. (“Atria”) is a holding company for the registered broker-dealers and investment advisors that the Company acquired in connection with the acquisition of Atria. Atria has seven introducing broker-dealer subsidiaries, which clear transactions through third-party clearing and carrying firms. The Company expects to complete the conversion of assets from these acquired broker-dealers and investment advisors in 2025.
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
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC (“Allen & Company”), along with their affiliate, Financial Resources Group Investment Services, LLC, provide primary support for the Company’s employee advisor affiliation model.

Our Strategy
At LPL, our mission is to take care of our advisors and institutions so they can take care of their clients. Our vision is to be the market leader at helping our clients define and maximize their success throughout their business lifecycle. In order to achieve this vision, our strategy is to meet advisors and institutions where they are in the evolution of their businesses, expand the addressable market, provide flexible end-to-end solutions to help advisors differentiate and win investors, create an industry-leading service experience that delights advisors and institutions and their clients, and help advisors and institutions run high-performing businesses.
Our Business
Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking services. We offer no proprietary products of our own, and, as a result, we enable the independent financial advisors and institutions that we support to offer their clients lower-conflict advice.
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse financial services professionals who collectively support approximately 10.0 million client accounts. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth management. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.
The majority of our advisors are independent practitioners who are viewed as local providers of independent advice. Many of our advisors operate under their own business name, with LPL offering assistance with their branding, marketing and promotion and regulatory review. We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. Generally, advisors in independent channels receive a greater share of advisory fees and brokerage commissions than advisors in captive channels — typically 80-100% compared to 30-50% for captive channels. Most of our independent financial advisors are business owners who, unlike their captive counterparts, also benefit from building equity value in their own businesses. We also support advisors through our independent employee advisor affiliation model, where they benefit from a full-service employee relationship with us while generally retaining ownership of their client relationships in exchange for a slightly lower payout than our traditional independent model. Furthermore, we believe that our technology and service platforms enable our advisors to operate their practices with a greater focus on serving investors at a lower cost than other independent advisors.
Our nearly 29,000 advisors average over 20 years in the industry, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients whether they conduct brokerage business, offer fee-based services using one of our RIA platforms, or provide fee-based services through their own RIA.
Advisors licensed with LPL Financial as investment adviser representatives conduct fee-based business on our corporate RIA platform, and advisors licensed with LPL Financial as registered representatives conduct commission-based business on our brokerage platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial’s investment advisory representative or registered representative, that the advisor will sell only products that LPL Financial has approved and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us.
LPL Financial also supports approximately 590 independent firms that conduct their business through separate registered investment advisors (“Independent RIAs”), with approximately 6,500 advisors who conduct their advisory business through these separate entities. Independent RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Independent RIAs engage us for technology, clearing and custody services, as well as access to our investment platforms and business services. Advisors associated with Independent RIAs retain 100% of their advisory fees, and in return, we charge separate fees for custody, trading, administrative and support services. In addition, some financial advisors associated with Independent RIAs are registered representatives of LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in the enterprise channel, providing support to over 6,900 financial advisors at approximately 1,200 institutions nationwide. The core capabilities of these institutions may not include investment and financial planning services, or they may find the technology, infrastructure and regulatory requirements of supporting such services to be cost-prohibitive. For these institutions, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more attention and capital on their core businesses. In addition, through LPL Enterprise, we are able to tailor our offering for the needs of large institutions, insurance companies and product manufacturers that seek support in connection with custom product sets. As an introducing broker-dealer and RIA, LPL Enterprise has the ability to provide key supervisory, compliance and risk, recruiting and middle-office technological support to complex institutional clients that manufacture and distribute their own products. Like advisors who are licensed with LPL Financial, advisors who are licensed with LPL Enterprise must be approved through our assessment process and enter into a representative agreement that establishes the duties and responsibilities of each party.
Finally, we provide support to approximately 4,000 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
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
Compliance Services
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines that we establish. As the financial industry and regulatory environment evolve and become more complex, we have made a long-term commitment to enhancing our risk management and compliance structure, as well as our technology-based compliance and risk management tools, in order to support the overall effectiveness and scalability of our control environment.
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
•monitoring of registered investment adviser activities for advisors who are investment adviser representatives of LPL Financial or LPL Enterprise; and
•inspecting branch offices and advising on how to strengthen compliance procedures.
Consultative Practice Management Programs and Training
Our practice management programs are designed to help leaders and financial advisors in independent practices and institutions enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market, and our scale allows us to dedicate a team of experienced professionals to this effort. Our practice management and training services include:
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
•our Liquidity & Succession program, which offers expanded solutions to advisors seeking to monetize their businesses, free themselves from entrepreneurial burdens through the sale of their practices or simplify their businesses through partial book sales;
•an advisor loan program for advisors looking to buy another practice;
•transition services to help advisors establish independent practices and migrate client accounts to us; and
•in-person and virtual training and educational programs on topics including technology, use of advisory platforms and business development.

Business Services and Planning and Advice Services

We provide services to advisors in areas critical to the successful operation of their practices, including both business support services to help them run thriving businesses and comprehensive planning services to support them in delivering advice to their clients.

Our business services may be delivered as professional services or business optimizer offerings. Professional services offerings are delivered through a combination of digital and employee-powered solutions that provide expertise to increase business-level growth and operational efficiency across areas such as marketing, finance, and business operations. Business optimizer offerings are primarily digital solutions that designed to support risk management, business continuity and succession planning.

Our planning and advice services are digital and employee-powered solutions that help advisors and institutions expand the breadth and depth of their advice in areas such as tax planning, paraplanning and private client support for high-net-worth relationships. The focus of planning and advice services is helping advisors increase marketplace differentiation while limiting additional complexity and risk. We are expanding our portfolio of services to address new advisor needs while also enhancing our existing solutions to deliver an industry-leading customer experience.
In-House Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments. We share market analysis and commentary on macro-economic events, manager research, capital markets assumptions, strategic and tactical asset allocation advice and individual equity coverage. Our research team provides advice that is designed to empower our advisors to better serve their clients, including the creation of discretionary portfolios for which we serve as a portfolio manager, available through our centrally managed advisory asset management platforms. We are able to provide objective and unbiased investment research to our advisors and their clients without the conflict of proprietary products or investment banking services.

Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with curated access to a broad range of fee-based, commission, cash and money market products and services. The sales and administration of these products are facilitated through our technology solutions, which allow our advisors to access client accounts, product information, asset allocation models, investment recommendations and economic insight, as well as to perform trade execution.
Fee-Based Platforms and Support
We have various fee-based platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain options strategies, unit investment trusts, institutional money managers and no-load multi-manager variable annuities. As of December 31, 2024, the total advisory assets under custody in these platforms, including our corporate RIA, Independent RIA and LPL Enterprise advisory platforms, were $957.0 billion.
Commission-Based Products
Commission-based products include those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, fixed income, alternative investments, retirement and 529 education savings plans and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2024, the total brokerage assets in commission-based products were $783.7 billion.
Client Cash Programs
Our client cash programs include two Federal Deposit Insurance Corporation (“FDIC”) insured bank sweep vehicles, a client cash account and a money market account, which enable our advisors to manage their clients’ cash balances. As of December 31, 2024, the total assets in our client cash programs, which are held within advisory and brokerage accounts, were $55.1 billion.
Other Services
We provide a number of additional tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation and advice to retirement plan sponsors through LPL Financial and LPL Enterprise. We offer proposal generation, investment analytics and portfolio modeling capabilities, and provide an advisor-facing trading and portfolio rebalancing platform.
Our Financial Model
Our overall financial performance is a function of the following:
•Our revenue stems from diverse sources, including advisor-generated advisory fees and commission revenue, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances, service and fee revenue, transaction revenue and revenue for other ancillary services that we provide. Revenue is not concentrated by advisor, product or geography. For the year ended December 31, 2024, no single relationship with our independent advisor practices or institutions accounted for more than 2% of our advisory and commission revenue, and no single advisor accounted for more than 1% of our advisory and commission revenue.
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
Our Competitive Strengths
Market Leadership Position and Scale
We are an established leader in the independent advisor market, which is our core business focus. We use our scale and position as an industry leader to champion the independent business model. Our scale enables us to benefit from the following dynamics:
•Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors and reduces the costs of serving them.
•Economies of Scale — As one of the largest distributors of financial products in the U.S., we have been able to obtain attractive economics from product sponsors. In addition, since some of the costs of supporting advisors are fixed, growth in the number of advisors that we serve reduces the average fixed cost per advisor.
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
We believe we offer a compelling value proposition to independent financial advisors and institutions. This value proposition is built upon the delivery of our services through our scale, independence, and integrated technology, the sum of which we believe is not replicated in the industry. As a result, we believe that we do not have any direct competitors that offer our business model at the scale at which we offer it. For example, because we do not have any proprietary manufactured financial products of our own, we do not view firms that manufacture asset management products and other financial products as direct competitors.
We provide comprehensive solutions to institutions, such as regional banks, credit unions and insurance companies, that seek to provide a broad array of services for their clients. We believe many institutions find the technology, infrastructure and regulatory requirements associated with delivering financial advice to be cost-prohibitive. The solutions we provide enable financial advisors at these institutions to deliver their services on a cost-effective basis.
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

In addition, our business model provides advisors with a multitude of customizable service and technology offerings that allow them to increase their efficiency, focus on their clients and grow their practice. For example, the LPL Services Group provides business support to advisors in areas critical to the operation of their practices, such as marketing, accounting and transaction support.
Our Sources of Growth
Increasing Productivity of Existing Advisor Base
We believe the productivity of our advisors has the potential to increase over time as we continue to develop solutions designed to enable them to add new clients, manage more of their clients’ investable assets and expand their existing practices with additional advisors. We expect to facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which we believe has the potential to result in assets per advisor growing over time. Business services and planning and advice services are a source of organic growth as a larger share of advisors adopts these service solutions.
Attracting New Assets to Our Platform
We intend to grow the assets served by our platform across traditional markets and through new affiliation models. Ongoing investments in and enhancements to our platform and support teams have led to an expanded pipeline. We have also experienced momentum from a continued expansion of our advisor affiliation models, which has attracted prospects from new sources. Finally, we have opened up a new market with a recently developed institution affiliation model, which has resulted in strategic relationships with M&T Bank Corporation, BMO Financial Advisors, CUNA Brokerage Services, Inc., People’s United Bank, Bancwest Investment Services and Commerce Financial Advisors. Most recently, in November 2024, we completed our integration with Prudential to transition the brokerage and investment advisory assets of Prudential Advisors, Prudential’s retail wealth management business, from its current third-party custodian to the Company’s Institution Services platform. Related investments in our institutional platform have generated interest from new clients.

Competition
We compete with a variety of financial firms to attract and retain experienced and productive advisors. These financial firms operate in various channels and markets:
•Within the independent broker-dealer channel, the industry is highly fragmented and consists primarily of regional firms that rely on third-party custodians and technology providers to support their operations.
•Wirehouses and large banks tend to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market.
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
Workforce
As of December 31, 2024, we had approximately 9,000 full-time employees, all of whom are located in the U.S. Approximately 49% of our employees self-identify as women and 40% self-identify as Black, Indigenous or People of Color.
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
Compensation and Benefits
To maintain a high-caliber, values-driven workforce that is committed to our culture, we strive to offer total rewards, including compensation, benefits and recognition programs that position our company as an employer of choice. Our compensation is designed to be performance based and competitive in the markets in which we compete. We closely monitor industry trends and practices to ensure we are able to attract and retain the personnel who are critical to our success. We also monitor internal pay equity to help ensure that our compensation practices are fair and equitable across our organization. The Company’s senior leaders have an opportunity to receive a portion of their compensation in Company equity, and, subject to a cap, we match the contributions of all of our employees to our retirement savings plan to help support their long-term financial goals. We also offer an employee stock purchase plan that enables eligible employees to acquire an ownership interest in the Company at a discount to prevailing market prices.
We offer an array of benefits intended to meet the diverse needs of our employees and their eligible dependents. From healthcare to holidays, our aim is to help our employees enjoy happy and healthy lifestyles while maintaining work-life balance. We offer comprehensive benefits to all full-time employees and part-time employees working at least 30 hours per week, which equates to over 99% of our workforce. Our health and welfare benefits include, among other things: medical coverage; dental and vision coverage; healthcare and dependent-care flexible spending accounts; Health Savings Accounts; accident and critical illness coverage; life and accidental death and dismemberment insurance; short-term and long-term disability insurance; and the LPL Live Well employee wellbeing program, which supports employees and their family members in their wellness journeys as well as offering targeted and focused programming for mental health, Type 2 Diabetes care and maternity family-forming/support programs.
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
Training and Development
We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. To ensure that new employees integrate into our culture and their daily work, we provide a robust new-hire experience, as well as extensive ongoing training for existing employees to acquaint them with our business. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance, and we offer professional development opportunities through training sessions, on-demand learning and cross-departmental workshops, resulting in over 200,000 completed courses and workshops and approximately 400,000 development hours for our employees. In addition, we have mentorship programs that pair employees with more experienced professionals, giving mentees access to experience, expertise, and guidance. To help employees determine the next steps in their careers, we continue to provide a Career Growth Portal that provides employees with tools, resources, training courses and assessments as they chart their career paths. Lastly, we have created skills cards with curated content targeting key skills and desired capabilities to help employees develop.
Employee Safety
We aim to provide a safe, inclusive environment for our employees where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions and require our personnel to attend regular training sessions and workshops on those topics.
To promote health and safety in our workplace, we have an environment, health and safety function that partners with others across the organization to support compliance with applicable workplace health and safety requirements. We also have a cross-functional team, with members who have been trained to conduct threat assessments to support workplace violence prevention. We provide leaves of absence and workplace accommodations, and we provide employees with the flexibility to support their individual circumstances, where possible. In addition, the LPL Financial Charitable Foundation continues to support the LPL Care Fund, an employee-to-employee relief fund created to help employees facing unexpected and unavoidable financial hardships as a result of a natural disaster or epidemic by providing tax-free grants.
Inclusion and Belonging
Our inclusion and belonging efforts are overseen by our chief executive officer (“CEO”), and chief human resources officer. In 2024, the management committee received quarterly updates on culture-related issues. Our Board of Directors (the “Board”), its compensation and human resources committee and its nominating and governance committee, which oversees our environmental, social and governance program, also received multiple updates on our progress in this area.

Continuous improvement is a pillar of our culture, and we regularly solicit employee feedback on the effectiveness and quality of our programs, including our inclusion and belonging programs, and their level of engagement with our business. We use this feedback to improve our programs and processes and inform decisions about our business.

At LPL, we believe that well-being is more than just physical safety and that our employees should feel welcome and supported as who they are. We seek to foster a culture of inclusivity. In furtherance of our commitment to cultivating a diversity of thought and ideas within the organization, we sponsor and encourage all of our team members to participate in Employee Resource Groups to leverage the individual talents and share the perspectives and experiences of our employees across all demographics.

Finally, our professional development and recruitment efforts include targeted outreach to and collaborations with organizations that serve historically underserved and underrepresented populations. We closely monitor employee turnover across a variety of dimensions to evaluate our effectiveness in retaining personnel. In addition, we maintain relationships with community partners with the goal of broadening the pool of talented applicants so that we can truly reach the best candidates.
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
LPL Enterprise is an introducing broker-dealer registered with the SEC and a member of FINRA. LPL Enterprise is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. LPL Enterprise is regulated by the SEC, FINRA, CFTC and NFA.

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
Our broker-dealer subsidiaries’ recommendations to retail customers are subject to a standard of conduct specified by the SEC (“Reg BI”). Reg BI requires that, when making recommendations, broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, the DOL has finalized a “Retirement Security Rule” that would broaden the definition of fiduciary advice and modify the prohibited transaction exemptions in effect as of the date of this Annual Report that enable investment advice fiduciaries to receive compensation on transactions as a result of fiduciary recommendations to a plan covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), IRA or other account covered by Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). The Retirement Security Rule was stayed in July 2024 pending litigation and is currently on appeal before the Fifth Circuit Court of Appeals. Compliance with proposed conduct standards could increase the complexity and costs of our compliance or affect our revenue streams, including, in the case of the DOL proposal, our ability to rely on the current prohibited transaction exemptions. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. As industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. It is unclear how and whether other regulators, including banking regulators, and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by Reg BI and the DOL.
Investment Adviser Regulation
Our subsidiaries that are registered as investment advisers with the SEC, including LPL Financial and LPL Enterprise, are subject to the requirements of the Advisers Act, and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.
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
Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, LPL Enterprise, LPL Employee Services, LLC, PTC, Fiduciary Trust Company of New Hampshire and LPLIA, are subject to ERISA, Section 4975 of the Code, and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients, plan participants and retirement, health and educational accounts that are subject to ERISA or Section 4975 of the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
The DOL has a “five-part test” defining fiduciary “investment advice” under ERISA and the Code (the “Five-Part Test”). Under this test, providing non-discretionary investment advice or recommendations with respect to a covered account can cause a person to be a fiduciary under ERISA and/or the Code if the advice is provided for a fee, on a regular basis, and subject to a mutual understanding that the advice will be personalized to the needs of the advice recipient and used as a primary basis for an investment decision. In addition, the DOL has finalized a “Retirement Security Rule” that would modify the Five-Part Test to broaden the definition of fiduciary advice and the prohibited transaction exemptions in effect as of the date of this Annual Report. The Retirement Security Rule was stayed in July 2024 pending litigation and is currently on appeal before the Fifth Circuit Court of Appeals.
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
Regulatory Capital Requirements
The SEC, FINRA, CFTC and NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. The net capital rule under the Exchange Act requires a broker-dealer to maintain a minimum net capital and applies certain discounts to the value of its assets based on the liquidity of such assets. Certain of our broker-dealer subsidiaries are also subject to the NFA’s financial requirements and are required to maintain net capital that is in excess of or equal to the greatest of the NFA’s minimum financial requirements. Under these requirements, our broker-dealer subsidiaries are currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the Exchange Act’s net capital rule.
The SEC, FINRA, CFTC and NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, then certain notice requirements to the regulators are required, and the broker-dealer may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and require prior notice to the SEC and FINRA for certain capital withdrawals. Our broker-dealer subsidiaries, which are subject to net capital rules, have been and currently are in compliance with those rules and have net capital in excess of the minimum requirements.
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
Trademarks
Access Overlay®, Atria Wealth Solutions®, BlazePortfolio®, CLIENTWORKS®, LPL®, LPL Financial (& Design)®, Manager Access Network®, Manager Access Select®, and OMP® are our registered trademarks, and ADVISORYWORLD, CLIENTWORKS CONNECTED, ALLEN & COMPANY OF FLORIDA, LLC, and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.

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
•Our risk management policies and procedures may not be effective in fully mitigating our risk exposure in all environments or against all types of risks.
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
•Our insurance coverage may be expensive, and losses we incur may exceed the limits of our insurance coverage, or may not be covered at all.
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
Our revenue from our client cash programs has declined in the past as a result of a low interest rate environment, and our revenue may decline in the future due to decreases in interest rates, decreases in client cash balances or mix shifts among the current or future deposit sweep vehicles, client cash account or money market accounts that we offer. Such a decline has occurred, and could occur in the future. The Federal Reserve steadily increased its target federal funds rate in 2022 and 2023 to combat rising inflation, and while we have experienced a sustained higher interest rate environment, the target federal funds rate was reduced in the second half of 2024, with further reductions anticipated. If the Federal Reserve continues to reduce its target federal funds rate from current levels, our revenue will be impacted.
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
As is common in our industry, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas and regulatory, governmental and self-regulatory organization (“SRO”) inquiries, investigations and enforcement proceedings, as well as other actions and claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA and state securities regulators, as well as clients of Independent RIAs.
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
We have made acquisitions and investments and entered into strategic relationships in the past and plan to pursue further acquisitions, investments and strategic relationships in the future, including in connection with our institution offering and Liquidity & Succession solution. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation, the synergies expected to result from a business combination could fail to materialize, or the acquired business could fail to further our strategic or financial goals.
We can provide no assurances that advisors who join LPL Financial through acquisitions or investments in advisor practices will remain at LPL Financial. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. For example, we may have a lack of experience in new markets, products or technologies brought on by the acquisition, we may have an initial dependence on unfamiliar supply or distribution partners, or the resources necessary to integrate an acquired business may exceed our expectations or the resources we have available. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks could disrupt our existing business, as well as the businesses we seek to acquire, and could serve as a diversion of our management’s attention or other resources from other business concerns, and any of these factors could have a material adverse effect on our business. For more information about risks relating to updating our technology in connection with our business development opportunities, see “We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions” below.
Our risk management policies and procedures may not be effective in fully mitigating our risk exposure in all environments or against all types of risks.
We have adopted policies, procedures and an overarching policy management framework to identify, monitor and manage our risks. These policies and procedures, however, may not be fully effective nor be adapted quickly enough to effectively respond to changing circumstances in our evolving business and regulatory environment. Various Company risk and compliance functions rely on information technology systems, information provided by third parties and publicly available information about markets, clients or other matters relevant to our business and operations. In some cases, however, that information may not be available, accurate, complete or up-to-date. Also, because many of our advisors work in decentralized or branch offices, additional risk management challenges exist, including advisor office technology, vendors and third party-providers, supervision and oversight, business continuity, information security practices, and training and awareness. In addition, our existing systems, policies and procedures, and staffing levels may be insufficient to support a significant increase in our advisor population. Any such increase could require us to increase our costs, in order to maintain our risk management and compliance obligations, or strain our existing policies and procedures as we evolve to support a larger advisor population. If our systems, policies and procedures are not effective, or if we are not successful in identifying, monitoring, and managing the risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
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
At December 31, 2024, we had total indebtedness of $5.5 billion, of which $2.1 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate and limit our ability to borrow additional funds. With interest rate increases, our interest expense has increased because borrowings under our Credit Agreement are based on variable interest rates.
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
Our Credit Agreement and the Indentures governing our senior unsecured notes (the “Notes”) permit us to incur additional indebtedness. Under our Credit Agreement we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments subject to certain limitations. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, other obligations that do not qualify as “indebtedness” under the terms of our Credit Agreement are not restricted by that agreement. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
A credit rating downgrade would not impact the terms of our repayment obligations under the Credit Agreement or the Indentures. However, our credit rating does impact the interest rate of our revolving credit facility and Term Loan A. Further, a credit rating downgrade to a below investment grade rating could cause currently suspended restrictive covenants and guarantees under certain of our Indentures to automatically be reinstated. Any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness. In addition, if such downgrade were to occur, or if ratings agencies indicated that a downgrade may occur, perceptions of our financial strength could be damaged, which could affect our client relationships and decrease the number of investors, clients and counterparties that do business with us.
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
Certain provisions of our Credit Agreement and the Indentures could make it more difficult or more expensive for a third-party to acquire us, and any of our future debt agreements may contain similar provisions. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our Credit Agreement may be accelerated and become due and payable and, under certain of the Indentures, noteholders will have the right to require us to repurchase the Notes issued under such Indentures at a purchase price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to but not including the purchase date. A potential acquirer may not have sufficient financial resources to purchase our outstanding indebtedness in connection with a change of control.
Our insurance coverage may be expensive, and losses we incur may exceed the limits of our insurance coverage, or may not be covered at all.
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
Our curated product platform offers no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with many of the industry-leading providers of financial and insurance products. We have sponsorship agreements with manufacturers of fixed and variable annuities, mutual funds and exchange-traded funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business, may be materially adversely affected. As an example, certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products.
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

In addition, another subsidiary, LPL Enterprise, is an introducing broker-dealer to LPL Financial. LPL Enterprise was created as part of our new business model that supports insurance companies and asset managers ability to provide financial services and expand their respective service capabilities. LPL Enterprise is:
•registered as an introducing broker-dealer with the SEC, each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;
•registered as an investment adviser with the SEC;
•a member of FINRA; and
•subject to oversight by the DOL relative to its servicing of retirement plan accounts subject to ERISA and the Code.
The primary SRO of LPL Financial’s and LPL Enterprise’s broker-dealer activity is FINRA, and the primary regulator of LPL Financial’s and LPL Enterprise’s investment advisory activity is the SEC. LPL Financial and LPL Enterprise are also subject to state laws, including state “blue sky” laws, and the rules of the Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
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
As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters. For example, in August 2024, the Company received a request for information from the SEC regarding certain elements of the Company’s cash management program for corporate advisory accounts, which based on the nature of the request, we believe is part of an industry-wide inquiry. The Company has been cooperating with the request. For more information, see Note 14 - Commitments and Contingencies within the notes to the consolidated financial statements in this Annual Report on Form 10-K.
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
We have established a captive insurance subsidiary that underwrites insurance for various regulatory and legal risks, although self-insurance coverage is not available for all matters, and may not be sufficient to protect us from losses we may incur. For more information about the potential limits of our insurance coverage, including our self-insurance coverage, see “Our insurance coverage may be expensive, and losses we incur may exceed the limits of our coverage, or may not be covered at all” above.
Regulatory developments could adversely affect our business by increasing our costs or making our business less profitable.
Our profitability could be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors and their clients, including changes to the interpretation or enforcement of laws governing standards of care applicable to investment advice and recommendations, taxation, the classification of our independent advisors as independent contractors rather than our employees, trading, electronic communication, privacy, data protection and anti-money laundering. Failure to comply with these rules and regulations could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition.
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements and additional costs. The regulatory environment continues to evolve, with the potential to increase the complexity of operating our business. This includes overlapping state and federal rules and guidance that impose requirements on varying segments of our business, such as interpretations regarding standards of care. For example, the North American Securities Administrators Association (“NASAA”) has proposed a model conduct rule for broker-dealers for state securities regulators to review and propose for adoption as a statute. To the extent any state adopts such a rule and in the event the rule differs from the federal standard, we would be subject to various standards of care throughout multiple jurisdictions. These developments could negatively impact our results, including by increasing our expenditures related to legal, compliance, and information technology and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
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
The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities, as it was in 2024. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering into or acquiring new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control. FINRA Rule 1017 generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a 25% or more change in the ownership of a FINRA member that results in one person or entity directly or indirectly owning or controlling 25% or more of such member. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs or impose additional transaction terms in connection with a proposed change of control or material change in business operations of us or a FINRA member that we seek to acquire. As a result of these regulations, our future efforts to sell shares, raise additional capital or participate in acquisition activity may be delayed, prohibited or limited.
In addition, the SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. Our registered broker-dealer subsidiaries, including LPL Financial, are subject to Rule 15c3-1 (“Net Capital Rule”) under the Exchange Act, and related requirements of SROs. The CFTC and NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-

dealers, they are not subject to the Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiaries, including LPL Financial, could be restricted in the event they experience a net capital shortfall, which in turn could limit our ability to repay debt, redeem or repurchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could also adversely affect our ability to expand or maintain our present levels of business.
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
Our operations rely on the secure processing, storage and transmission of confidential and other proprietary information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to strengthen the security and resiliency of these systems, our computer systems, software and networks are vulnerable to information breaches, unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems (collectively, “Security Events”). To the extent third parties, such as product sponsors, also retain similarly sensitive information about our advisors, their clients or our employees, their systems may face similar vulnerabilities that could result in Security Events for us. We are not able to protect against these Security Events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require our advisors to maintain certain minimum security levels and adopt certain security procedures by policy, we cannot ensure the universal or consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. If one or more of these Security Events occur, they could jeopardize our own, our advisors’ or their clients’, or our counterparties’ confidential and other proprietary information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to confidential client data or other confidential information, or otherwise mismanages or misappropriates that data or information, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
We currently, and may in the future, use, develop, and incorporate systems and tools that leverage artificial intelligence and other machine learning and large language models, including generative artificial intelligence (collectively, “AI”), within our technology platform and services. AI presents risks and challenges that could adversely impact our business. The development, adoption, and application of AI technologies are still in their early stages, and ineffective or inadequate AI governance, development or deployment practices by us or by third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI and related systems or infrastructure could result in delays or errors in our products and services. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in harm to our business, results of operations, or reputation.

The legal and regulatory landscape surrounding AI is rapidly evolving and remains uncertain, including in the areas of intellectual property, cybersecurity, privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to use, development and deployment of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to use, develop, or deploy AI. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.
Our information technology systems may be vulnerable to security risks.
The secure and reliable transmission of confidential information, including financial account information and personally identifiable information, over public networks is a critical element of our operations. As part of our normal operations, we maintain and transmit confidential information about clients of our advisors, our advisors and our employees, as well as proprietary information relating to our business operations. The risks related to transmitting data and using service providers outside of and storing or processing data within our network are increasing based on escalating and complex malicious cyber activity, including activity that originates outside of the United States from criminal elements and hostile nation-states.

Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, to restore our systems and fully recover from a Security Event, or to update our technologies, websites and web-based applications to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these threats and evolving standards. We will also be required to effectively and efficiently govern, manage and ensure timely enhancements to our systems, including in their design, architecture and interconnections as well as their organizational and technical protections. The SEC has adopted new cybersecurity regulations for broker-dealers and investment advisers, and other new regulations may be promulgated by relevant federal and state authorities at any time. In addition, compliance with regulatory expectations may become increasingly complex as more state regulatory authorities issue or amend regulations, which sometimes conflict, governing handling of confidential information by companies within their jurisdiction. Several states have promulgated cybersecurity requirements that impact our compliance obligations. Compliance with these regulations also could be costly and disruptive to our operations, and we cannot provide assurance that the impact of these regulations would not, either individually or collectively, be material to our business.
Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons or malicious computer code, we or our advisors could experience data loss, operational disruptions, financial loss, harm to reputation, regulatory violations, class action and commercial litigation and significant business interruption or loss. In addition, vulnerabilities of our external service providers or within our software supply chain could pose security risks to the confidential information of advisors and their clients. If any such disruption or failure occurs, or is perceived to have occurred, we or our advisors may be exposed to unexpected liability, advisors or their clients may withdraw assets, our reputation may be harmed and there could be a material adverse effect on our business. Further, any actual or perceived data breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are targeted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Even though we monitor and seek to improve the security of our information technology systems, they remain vulnerable to security risks, and there can be no guarantee that they will not be subject to unauthorized access. We rely on our advisors and employees to comply with our policies and procedures and to implement controls to safeguard confidential data, but we remain exposed to the risk of malicious or negligent acts by insiders. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information, as well as result in aspects of our technology systems malfunctioning, being disabled or failing to work as designed. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures or bypass authentication controls could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, accounts, or to disable the functioning or use of applications or technology assets. Such activity could, among other things:
•damage our reputation;
•allow competitors or hackers access to our proprietary business information;
•disrupt the normal operations of our services and technology;
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
As malicious cyber activity becomes more complex and escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. While we maintain cyber liability insurance, this insurance does not cover certain types of potential losses and, for covered losses, may not be sufficient in amount to protect us against all such losses.
A cyber-attack or other security breach of our technology systems or those of our advisors or third-party vendors could negatively impact our normal operations, and as a result, subject us to significant liability and harm our reputation.
We cannot be certain that our systems and networks will not be subject to successful attacks, despite the measures we have taken and may take in the future to address and mitigate cybersecurity, privacy and technology risks. Additionally, in the course of operations, we rely upon the technology systems of, and share sensitive proprietary information and personal data with, vendors, third parties and other financial institutions. We also rely upon software and data feeds from various third parties. Although we have a third party risk management program and conduct due diligence regarding cybersecurity and data protection practices before integrating our systems or sharing sensitive data with third-party vendors, this due diligence may not uncover administrative, technical or electronic gaps or flaws in their processes or systems. In the past, we and third parties on whose systems we rely have experienced Security Events that have resulted in the temporary interruption of our operations, breach notification costs and reputational harm with regulators, current and potential advisors, and advisors’ clients, and we may experience similar or more significant events in the future. Future Security Events involving individual and regulatory notifications could lead to litigation involving other financial institutions, class actions, regulatory investigations or other harm.

Security Events within the financial services industry are increasing, and threat actors continue to find novel ways to attack technology platforms and services. In light of the diversity of our advisors’ security environments and the increasing sophistication of malicious actors, a Security Event could occur and persist for an extended period of time without detection. We expect that any investigation of a Security Event could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information and otherwise resume normal operations. In some cases, circumstances of a Security Event may be such that complete and reliable information about its cause, scope and nature may not be available as we attempt to respond to it. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such a Security Event.
These Security Events could involve operational disruptions, notification costs, ransom payments and reputational harm, investigations, litigation and fines with regulators, and increases in insurance premiums as well as litigation, financial disputes and reputational harm with current and potential advisors and advisors’ clients.
Failure to comply with the complex privacy and data protection laws and regulations to which we are subject could result in adverse action from regulators and adversely affect our business, reputation, results of operations and financial condition.
Many aspects of our business are subject to comprehensive legal requirements concerning the collection, use and sharing of personal information, including advisor, client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act and an ever-increasing number of state laws and regulations, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act. Similar laws are in force in several other states, and other such laws will go into force over the next few years. We continue our efforts to safeguard the personal information entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for the improper use or disclosure of personal information. We continue to monitor regulations related to data privacy and protection on both a domestic and international level to assess requirements and impacts on our business operations. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and our exposure to regulatory investigations, enforcement, fines, and penalties, any of which could negatively impact our business and operations. Failure to comply with these obligations could result in damage to our reputation and legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and institutions. Depending on the nature of the violation, we may be required to offer restitution or remediation to customers, and the costs of doing so could exceed our loss reserves.
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
•political developments, including elections and appointments; and
•general economic conditions.
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
LPL Financial Holdings Inc. has no direct operations and derives all of its cash flow from its direct and indirect subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to LPL Financial Holdings Inc.. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries. For more information about potential limits on our ability to receive dividends from our broker-dealer subsidiaries, see “We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the conduct or growth of our business” above.
Our future ability to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our Board and will be limited by our ability to generate sufficient earnings and cash flows.
Our Board declared quarterly cash dividends on our outstanding common stock in 2024 and has authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the Board’s continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the Board deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, general economic, financial and business conditions, and the future prospects of our business.
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
Cybersecurity Governance
The Program is situated within the Company’s information security department, which is composed of multiple teams, including security operations, security architecture and engineering, technology governance, mergers and acquisitions information security, and advisor security. The information security department is led by the chief information security officer, who has primary responsibility for managing the Program. The current chief information security officer has over 20 years of experience in information security.
The Board, which includes a director with cybersecurity expertise, has delegated responsibility for primary oversight of the Program to the ARC, including oversight of the Company’s cyber- and technology-related risks and the steps management has taken to identify, assess, monitor, and manage those risks. In addition, the Board has established a reporting structure and cadence related to oversight of the Program, which includes respective oversight responsibilities for the Board, the ARC and management risk committees, including the Technology Risk Committee, the Operational Risk Oversight Committee and the Risk Oversight Committee. Each of the Board and the ARC receive periodic reports on the Program’s effectiveness and progress on at least an annual basis.
The assessment, identification and management of cybersecurity-related risks are integrated into the Company’s overall Enterprise Risk Management (“ERM”) process. Cybersecurity risk is included among the significant residual risks identified during the Company’s assessment of business risk. This risk assessment process is used to inform the Company’s strategic planning process, and to develop action plans to appropriately address and manage risk. It is also used to focus our Board and its committees on the most significant risks to the Company. In addition, the enterprise risk function has established foundational frameworks for assessing, monitoring and overseeing the Company’s risks, including risks from cybersecurity threats. This includes reporting on issues, risk events or incidents and emerging risks to applicable risk committees to provide monitoring of key risk exposures.
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
Item 2.  Properties
A summary of our significant locations at December 31, 2024 is shown in the following table:

Location	Approximate Square Footage	Lease Expiration
Fort Mill, South Carolina	562,000	2036
San Diego, California	420,000	2029
Austin, Texas	57,000	2029
Tempe, Arizona	44,000	2031
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

Name	Age	Position
Richard Steinmeier	51	Chief Executive Officer
Matthew J. Audette	50	President and Chief Financial Officer
Althea Brown	48	Managing Director, Chief Legal Officer and Corporate Secretary
Marc Cohen	38	Managing Director, Business Strategy & Innovation
Sara Dadyar	51	Managing Director, Chief Human Resources Officer
Matthew Enyedi	51	Managing Director, Client Success
Greg Gates	47	Managing Director, Chief Technology & Information Officer
Aneri Jambusaria	41	Managing Director, Wealth Management
Executive Officers
Richard Steinmeier — Chief Executive Officer
Mr. Steinmeier has served as our chief executive officer since October 2024. Prior to being appointed as our chief executive officer, Mr. Steinmeier served as managing director, chief growth officer from May 2024 to October 2024 and as managing director and divisional president, business development of LPL Financial from August 2018 to May 2024. In these roles, he had responsibility for recruiting new advisors and institutions to LPL Financial and to existing advisor practices, as well as exploring new markets and merger and acquisition opportunities. Prior to joining LPL Financial, Mr. Steinmeier served as managing director, head of digital strategy and platforms for UBS Wealth Management Americas from September 2017 to August 2018 and as managing director, head of the Emerging Affluent Segment and Wealth Advice Center from August 2012 to September 2017. Prior to UBS, Mr. Steinmeier held a variety of leadership roles at Merrill Lynch, most recently as managing director of the Merrill Edge Advisory Center from February 2009 to August 2012. Prior to joining Merrill Lynch, he served as an engagement manager at McKinsey & Company from 2002 to 2006. Mr. Steinmeier earned a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Stanford University.
Matthew J. Audette — President and Chief Financial Officer
Mr. Audette has served as our chief financial officer since 2015 and president since October 2024. In this role, he is responsible for the Company’s financial, risk, compliance, service and supervision, and client operations functions. As chief financial officer, he leads the Company’s financial planning and analysis, treasury, controllership, tax, internal audit, corporate development and investor relations groups. Mr. Audette joined LPL Financial in 2015 as chief financial officer and oversaw the LPL Services Group from May 2022 until February 2023 and was the head of business operations from February 2023 through October 2024. Prior to joining LPL Financial, Mr. Audette served as executive vice president and chief financial officer of E*TRADE Financial Corporation. During his 16 years with E*TRADE, he was a key contributor in the growth of the franchise, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in financial services at KPMG. Mr. Audette earned a B.S. in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.
Althea Brown — Managing Director, Chief Legal Officer and Corporate Secretary
Ms. Brown has served as managing director, chief legal officer since September 2023. She is responsible for leading the firm’s corporate law and government relations, litigation and regulatory affairs, legal operations and legal technology She is also responsible for leading the teams that support the LPL Financial Charitable Foundation and community impact initiatives. Ms. Brown has more than 25 years of experience in the financial services, technology and retail industries, leading high-performing legal teams for large corporations. She joined LPL Financial from Google, where she spent 11 years, serving most recently as Legal Director, overseeing a large team of product and commercial lawyers advising subsidiary Fitbit and Google’s Devices and Services’ marketing, e-commerce, retail, customer support, and vendor management teams. Earlier in her career, Ms. Brown served as supervising attorney for Morgan Stanley Smith Barney, and spent 10 years in a variety of roles at J.P. Morgan Chase in their Investment Management and Investment Banking divisions. Ms. Brown received a B.A. in economics and French from New York University and a J.D. from Fordham University School of Law. She holds a Six Sigma Black Belt and is a Fellow with the Leadership Council on Legal Diversity.

Marc Cohen – Managing Director, Business Strategy & Innovation
Mr. Cohen has served as managing director, business strategy & innovation since December 2024. In this role, he is responsible for uniting strategy and innovation functions to continuously elevate the client experience. This organization includes the development of the firm’s corporate strategy including business line and affiliation strategy for independent advisors, large enterprises and institutional channels, as well as LPL Business Services and the Emerging Solutions lab. Mr. Cohen joined LPL Financial in 2018 to help lead the firm’s development of new advisor affiliation models, expanding its attractiveness to wirehouse breakaways and RIAs. From there, his role evolved to run corporate strategy and further develop creative and innovative ways for the Company to partner with advisors throughout their lifecycle, including the firm’s Liquidity & Succession offering. Prior to joining LPL Financial, Mr. Cohen was already developing deep relationships in the industry from his early career roles as an intern through to becoming chief operating officer at MarketCounsel. Mr. Cohen earned a B.Accy. in Accountancy from The George Washington University.
Sara Dadyar — Managing Director, Chief Human Resources Officer
Ms. Dadyar has served as managing director, chief human resources officer of LPL Financial since January 2024. She is responsible for overseeing human resources, including talent development, corporate real estate, total rewards and talent acquisition, advisor and employee learning and development, culture, engagement and inclusion. Ms. Dadyar joined LPL Financial in January 2024 from Proterra Inc., where she served as the chief people officer from October 2022 to December 2023. Prior to Proterra, Ms. Dadyar worked at GE for over 24 years, including as the executive Human Resources leader for GE Gas Power and GE Capital Americas, global executive director of Human Resources for GE Working Capital Solutions, and senior Human Resources director of GE Media, Communications and Entertainment. Ms. Dadyar earned a B.A. in art history from the University of Connecticut and completed M.S. coursework in human resources management from Manhattanville College.
Matthew Enyedi — Managing Director, Client Success
Mr. Enyedi has served as managing director, client success since February 2023. The client success organization is a client-centered, cross-functional team responsible for fueling the sustained success and satisfaction of the Company’s advisors and institutions. Under this organization, the relationship/field management, liquidity and succession, client insights and experience, and business design and execution teams focus on defining and maximizing the success of the Company’s clients. Mr. Enyedi served as managing director, national sales and marketing from April 2022 to February 2023, with responsibility for growing the Company’s client relationships. He served as managing director, business solutions from November 2020 to April 2022, with responsibility for developing and deploying the platform of professional services for advisors now included in the LPL Services Group. Prior to that, he led LPL Financial’s national sales and wealth management organizations and was responsible for data analytics and accelerating the organic growth of the Company’s advisors across planning, advisory, brokerage and retirement plan services. Prior to joining LPL Financial in 2003, he worked as a financial advisor with UBS PaineWebber. Mr. Enyedi earned a B.A. in speech communication and business administration from the University of San Diego. He earned the Certified Investment Management Analyst® designation from the Haas School of Business at the University of California, Berkeley.
Greg Gates — Managing Director, Chief Technology & Information Officer
Mr. Gates has served as managing director, chief technology & information officer of LPL Financial since July 2021. In this role he is responsible for managing all aspects of the Company’s technology and systems applications. He leads an information technology organization responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for our advisors, institutions and employees. Mr. Gates joined LPL Financial in 2018 with nearly two decades of senior-level management experience focused on the application of technology to solve business challenges on a global scale. Before joining LPL Financial, Mr. Gates led product management and engineering teams at PayPal from 2011 to 2018, focusing on internal technology platforms, merchant and consumer experiences, risk and security, and global operations. Prior to that, he led a number of technology organizations at Bank of America, culminating in leadership of Bank of America’s Contact Center Technology from 2002 to 2011. Mr. Gates earned his B.S. in biomedical engineering from Vanderbilt University and has successfully completed multiple leadership, continuing education and certification programs from several organizations.
Aneri Jambusaria – Managing Director, Wealth Management
Ms. Jambusaria has served as managing director, wealth management since December 2024. In this role, she leads the wealth management organization, which is responsible for delivering a portfolio of solutions that enable advisors and institutions to offer a differentiated end-to-end wealth management experience for their clients. The wealth management organization is committed to building the core of the advisor value proposition with capabilities spanning investment, advisory, banking and lending, trading, trust, insurance and financial planning to enable the most successful wealth practices in the industry. Ms. Jambusaria joined LPL Financial in 2020 as executive vice president, strategy and new ventures and transitioned into an expanded role in 2021 to lead the LPL Services Group, including serving as managing director, LPL Services Group from February 2023 to March 2024 and managing director, business & wealth solutions from March 2024 to December 2024. Prior to joining LPL Financial, Ms. Jambusaria held various positions at Fidelity Investments, most recently as head of the Planning Office for Enterprise Strategy and Planning. During her nine years at Fidelity, she helped shape strategy for business lines while gaining a strong understanding of wealth management and the products, solutions and technologies that serve investors. Before Fidelity, she worked as a senior consultant for Deloitte’s financial services practice. Ms. Jambusaria earned her B.S. in economics from the Wharton School at the University of Pennsylvania and her M.B.A. from Northwestern University’s Kellogg School of Management.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of February 14, 2025 was $373.98 per share. As of that date, there were 791 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.

Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index for the five-year period ended December 31, 2024. The graph assumes a $100 investment at the closing price on December 31, 2019 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Value
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23
03/29/24
06/28/24
09/30/24
12/31/24
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
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	135,510	$61.08	12,513,365

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding share repurchases, reported on a trade date basis, during the three months ended December 31, 2024:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (millions)(1)
October 1, 2024 through October 31, 2024	—	$—	—	$830.0
November 1, 2024 through November 30, 2024	149,729	$317.70	149,729	$782.4
December 1, 2024 through December 31, 2024	159,487	$328.78	159,487	$730.0
Total	309,216		309,216
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

Adjusted EBITDA: A non-GAAP financial measure defined as EBITDA plus acquisition costs, certain regulatory charges, losses on extinguishment of debt and amounts related to the departure of the Company’s former CEO.

Adjusted EPS: A non-GAAP financial measure defined as Adjusted Net Income divided by the weighted average number of diluted shares outstanding for the applicable period.
Adjusted Net Income: A non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs, certain regulatory charges, losses on extinguishment of debt and amounts related to the departure of the Company’s former CEO.
Basis Point: One basis point equals 1/100th of 1%.
CEO: Chief Executive Officer.
CFO: Chief Financial Officer.
CFTC: The Commodity Futures Trading Commission.
CODM: Chief Operating Decision Maker.
Core G&A: A non-GAAP financial measure defined as total expense excluding the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; market fluctuations on employee deferred compensation; losses on extinguishment of debt; promotional (ongoing); employee share-based compensation; regulatory charges; and acquisition costs.
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC, LPL Enterprise, LLC, The Private Trust Company, N.A. and certain of Atria Wealth Solutions, Inc.’s introducing broker-dealer subsidiaries, in excess of the capital requirements of the Company’s Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.

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
Business Overview
We are a leader in the advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We serve independent financial advisors and institutions, providing them with the technology solutions, brokerage and advisory platforms, clearing services, compliance services, consultative practice management programs and training, business services and planning and advice services, and in-house research they need to run successful businesses. We enable them to provide personalized financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions. Please consult Part I, “Item 1. Business” for information related to our business activities.

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
Significant Events
Closed on the acquisition of Atria Wealth Solutions, Inc.
On February 13, 2024, the Company announced that it had entered into a definitive purchase agreement to acquire Atria, a wealth management solutions holding company that supports approximately 2,200 advisors and approximately 160 banks and credit unions which manage approximately $110 billion of brokerage and advisory assets. The transaction closed on October 1, 2024, for an initial cash payment of approximately $859 million and includes potential contingent consideration of up to $330 million based on future conversion, retention, and other milestones. See Note 4 - Acquisitions, within the notes to the consolidated financial statements for additional information.
Completed transition of Prudential Advisors to the Company’s platform
On November 18, 2024, the Company announced the transition of Prudential Advisors, Prudential’s retail wealth management business, to LPL Enterprise, finalizing the launch of the strategic relationship that was first announced in 2023.
Completed debt refinancing and a $1.0 billion debt offering
On December 5, 2024, the Company entered into the ninth amendment to its amended and restated Credit Agreement to, among other changes, refinance its existing $1.0 billion senior secured Term Loan B (“Term Loan B”) facility with a new $1.0 billion Term Loan A (“Term Loan A”) facility due 2026, release the Company’s subsidiary guarantees under the Credit Agreement, release all of the security interests and liens granted by the Company to the collateral agent to secure the borrowing, and suspend certain restrictive covenants. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
On May 20, 2024, the Company completed the issuance and sale of $500.0 million in aggregate principal amount of 5.700% senior unsecured notes due 2027 and $500.0 million in aggregate principal amount of 6.000% senior unsecured notes due 2034. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.

Executive appointments
On October 21, 2024, the Board confirmed Rich Steinmeier as Chief Executive Officer and elected him to the Board, and named Matthew Audette as President and Chief Financial Officer. This followed the departure of Dan H. Arnold, the Company’s former CEO.
Executive Summary
Financial Highlights
Results for the year ended December 31, 2024 included net income of $1.1 billion, or $14.03 per diluted share, which compares to $1.1 billion, or $13.69 per diluted share, for the year ended December 31, 2023.
Asset Trends
Total advisory and brokerage assets served were $1.7 trillion at December 31, 2024, compared to $1.4 trillion at December 31, 2023. Total net new assets were $235.6 billion for the year ended December 31, 2024, compared to $104.1 billion for the same period in 2023.
Net new advisory assets were $137.8 billion for the year ended December 31, 2024, compared to $76.0 billion in 2023. Advisory assets were $957.0 billion, or 55.0% of total advisory and brokerage assets served, at December 31, 2024, up 30% from $735.8 billion at December 31, 2023.
Net new brokerage assets were $97.8 billion for the year ended December 31, 2024, compared to $28.1 billion in 2023. Brokerage assets were $783.7 billion at December 31, 2024, up 27% from $618.2 billion at December 31, 2023.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $4.5 billion for the year ended December 31, 2024, an increase of 12% from $4.0 billion for the year ended December 31, 2023. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the year ended December 31, 2024, we paid stockholders cash dividends of $89.7 million and repurchased 605,361 of our outstanding shares for a total of $170.0 million.
Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metrics (dollars in billions)(1)	2024	2023
Advisory and Brokerage Assets(2)
Advisory assets	$957.0	$735.8
Brokerage assets	783.7	618.2
Total Advisory and Brokerage Assets	$1,740.7	$1,354.1
Advisory as a % of total Advisory and Brokerage Assets	55.0%	54.3%

Net New Assets(3)
Net new advisory assets	$137.8	$76.0
Net new brokerage assets	97.8	28.1
Total Net New Assets	$235.6	$104.1

Organic Net New Assets
Organic net new advisory assets	$115.3	$75.0
Organic net new brokerage assets	25.5	25.4
Total Organic Net New Assets	$140.7	$100.4

	As of and for the Years Ended December 31,
	2024	2023

Organic advisory net new assets annualized growth(4)	15.7%	12.9%
Total organic net new assets annualized growth(4)	10.4%	9.0%

Client Cash Balances
Insured cash account sweep	$38.3	$34.5
Deposit cash account sweep	10.7	9.3
Total Bank Sweep	49.0	43.8
Money market sweep	4.3	2.4
Total Client Cash Sweep Held by Third Parties	53.3	46.2
Client cash account(5)	1.8	2.0
Total Client Cash Balances	$55.1	$48.2
Client Cash Balances as a % of Total Assets	3.2%	3.6%

Net buy (sell) activity(6)	$153.1	$137.6

Business and Financial Metrics (dollars in millions)
Advisors	28,888	22,660
Average total assets per advisor(7)	$60.3	$59.8

Share repurchases	$170.0	$1,100.1
Dividends	$89.7	$92.2
Leverage ratio(8)	1.89	1.63

	Years Ended December 31,
Financial Metrics (dollars in millions, except per share data)	2024	2023
Total revenue	$12,385.1	$10,052.8
Net income	$1,058.6	$1,066.3
Earnings per share (“EPS”), diluted	$14.03	$13.69
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(9)	$16.51	$15.72
Gross profit(10)	$4,501.3	$4,027.0
Adjusted EBITDA(11)	$2,224.4	$2,073.9
Core G&A(12)	$1,515.5	$1,369.4
____________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial, as well as assets under custody of a third-party custodian related to Atria’s seven introducing broker-dealer subsidiaries. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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

	December 31,
Credit Agreement Net Debt Reconciliation	2024	2023
Corporate debt and other borrowings	$5,517.0	$3,757.2
Corporate Cash(13)	(479.4)	(183.7)
Credit Agreement Net Debt(†)	$5,037.6	$3,573.5

	Years Ended December 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2024	2023
Net income	$1,058.6	$1,066.3
Interest expense on borrowings	274.2	186.8
Provision for income taxes	334.3	378.5
Depreciation and amortization	308.5	247.0
Amortization of other intangibles	135.2	107.2
EBITDA(†)	$2,110.8	$1,985.8
Credit Agreement Adjustments:
Acquisition costs and other(14)(15)	$223.6	$110.2
Employee share-based compensation	89.0	66.0
M&A accretion(16)	235.0	30.3
Advisor share-based compensation	2.6	2.6
Loss on extinguishment of debt	4.0	—
Credit Agreement EBITDA(†)	$2,665.0	$2,194.8

	December 31,
	2024	2023
Leverage Ratio	1.89	1.63
____________________
(†)    Totals may not foot due to rounding.
(9)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles, acquisition costs, certain regulatory charges, losses on extinguishment of debt and amounts related to the departure of the Company’s former CEO, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items, acquisition costs and certain other charges that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Years Ended December 31,
	2024		2023
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$1,058.6	$14.03	$1,066.3	$13.69
Regulatory charge(15)	18.0	0.24	40.0	0.51
Amortization of other intangibles	135.2	1.79	107.2	1.38
Acquisition costs(17)	105.9	1.40	48.1	0.62
Departure of former CEO(18)	(14.4)	(0.19)	—	—
Loss on extinguishment of debt	4.0	0.05	—	—
Tax benefit	(62.1)	(0.82)	(37.4)	(0.48)
Adjusted Net Income / Adjusted EPS(†)	$1,245.3	$16.51	$1,224.1	$15.72
Weighted-average shares outstanding, diluted	75.4		77.9
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

	Years Ended December 31,
Gross Profit	2024	2023
Total revenue	$12,385.1	$10,052.8
Advisory and commission expense	7,751.0	5,915.8
Brokerage, clearing and exchange expense	127.9	106.0
Employee deferred compensation	4.8	4.1
Gross Profit(18)(†)	$4,501.3	$4,027.0
____________________
(†)    Totals may not foot due to rounding.
(11)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs, certain regulatory charges, losses on extinguishment of debt, and amounts related to the departure of the Company’s former CEO. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Years Ended December 31,
EBITDA Reconciliation	2024	2023
Net income	$1,058.6	$1,066.3
Interest expense on borrowings	274.2	186.8
Provision for income taxes	334.3	378.5
Depreciation and amortization	308.5	247.0
Amortization of other intangibles	135.2	107.2
EBITDA(†)	$2,110.8	$1,985.8
Regulatory charge(15)	18.0	40.0
Acquisition costs(17)	105.9	48.1
Departure of former CEO(18)	(14.4)	—
Loss on extinguishment of debt	4.0	—
Adjusted EBITDA(†)	$2,224.4	$2,073.9
____________________
(†)    Totals may not foot due to rounding.

(12)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; amortization of other intangibles; brokerage, clearing and exchange; market fluctuations on employee deferred compensation; losses on extinguishment of debt; promotional (ongoing); regulatory charges; employee share-based compensation; and acquisition costs. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Years Ended December 31,
Core G&A Reconciliation	2024	2023
Total expense	$10,992.2	$8,608.1
Advisory and commission	(7,751.0)	(5,915.8)
Depreciation and amortization	(308.5)	(247.0)
Interest expense on borrowings	(274.2)	(186.8)
Amortization of other intangibles	(135.2)	(107.2)
Brokerage, clearing and exchange	(127.9)	(106.0)
Employee deferred compensation	(4.8)	(4.1)
Loss on extinguishment of debt	(4.0)	—
Total G&A(†)	2,386.5	2,041.2
Promotional (ongoing)(17)(19)	(628.9)	(486.3)
Regulatory charges(15)	(47.3)	(71.3)
Employee share-based compensation	(89.0)	(66.0)
Acquisition costs(17)	(105.9)	(48.1)
Core G&A(†)	$1,515.5	$1,369.4
____________________
(†)    Totals may not foot due to rounding.
(13)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(14)Acquisition costs and other primarily include acquisition costs, costs incurred related to the integration of the strategic relationship with Prudential, a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer and related clawback of share-based compensation awards, an $18.0 million regulatory charge recognized during the three months ended September 30, 2024 reflecting the amount of a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s AML compliance program, and a $40.0 million regulatory charge recognized during the three months ended September 30, 2023 to reflect the amount of a penalty proposed by the SEC as part of its civil investigation of the Company's compliance with records preservation requirements for business-related electronic communications stored on personal devices that have not been approved by the Company.
(15)The Company recorded an $18.0 million regulatory charge for the year ended December 31, 2024 related to an investigation of the Company’s compliance with certain elements of the Company’s Anti-Money Laundering compliance program. The Company recorded a $40.0 million regulatory charge for the year ended December 31, 2023 related to an investigation of the Company’s compliance with records preservation requirements for business-related electronic communications stored on personal devices or messaging platforms that have not been approved by the Company. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for additional information.
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
(17)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Years Ended December 31,
Acquisition Costs	2024	2023
Fair value mark on contingent consideration	$41.7	$26.7
Professional services	20.9	10.0
Compensation and benefits	35.0	6.1
Promotional(19)	7.0	3.6
Other	1.3	1.7
Acquisition Costs(†)	$105.9	$48.1
____________________
(†)    Totals may not foot due to rounding.
(18)The departure of the Company’s former CEO resulted in other income of $26.4 million during the three months and year ended December 31, 2024 related to the clawback of share-based compensation awards, which was offset by share-based compensation expense of $12.0 million related to the modification of certain stock options that were retained as part of the settlement agreement that the Company reached with the former CEO. See Note 16 - Share-Based Compensation, Employee Incentives and Benefit Plans, within the notes to the consolidated financial statements for additional information.

(19)Promotional (ongoing) for the years ended December 31, 2024 and December 31, 2023 includes $46.6 million and $30.7 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the consolidated statements of income. Promotional (ongoing) for the years ended December 31, 2024 and December 31, 2023 excludes $7.0 million and $3.6 million, respectively, of expenses incurred as a result of acquisitions, which are included in the acquisition costs line item.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew 2.8% in 2024, and at an annualized pace of 2.3% in the fourth quarter of 2024 after growing at an annualized pace of 3.1% in the third quarter of 2024. The U.S. economy added approximately 511,000 jobs in the fourth quarter of 2024, up from 477,000 in the third quarter. The unemployment rate stabilized at approximately 4.2% in the latter half of 2024, up from 4.0% in the second quarter and 3.8% in the first quarter. The equity markets rose modestly as risk appetite increased after the Federal Reserve (“Fed”) cut rates in mid-December by a quarter of a percentage point. The S&P 500 total return index rose 25% for the year ended December 31, 2024, and the Bloomberg Barclays U.S. Aggregate Bond Index fell 3.06% during the fourth quarter of 2024.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the fourth quarter of 2024, Fed policymakers reduced the target range for the federal funds rate to 4.25% to 4.50%. The Federal Open Market Committee members may take into account the weakening job market, the inflation trajectory, and global financial conditions as it evaluates whether to pursue faster easing in monetary policy. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	% Change
REVENUE
Advisory	$5,461,858	$4,135,681	32%
Commission:
Sales-based	1,763,232	1,252,783	41%
Trailing	1,542,255	1,299,840	19%
Total commission	3,305,487	2,552,623	29%
Asset-based:
Client cash	1,426,528	1,509,869	(6%)
Other asset-based	1,071,170	867,860	23%
Total asset-based	2,497,698	2,377,729	5%
Service and fee	552,020	508,437	9%
Transaction	236,274	199,939	18%
Interest income, net	187,606	159,415	18%
Other	144,164	119,024	21%
Total revenue	12,385,107	10,052,848	23%
EXPENSE
Advisory and commission	7,751,006	5,915,807	31%
Compensation and benefits	1,136,717	979,681	16%
Promotional	589,339	459,233	28%
Depreciation and amortization	308,527	246,994	25%
Occupancy and equipment	281,210	248,620	13%
Interest expense on borrowings	274,181	186,804	47%
Amortization of other intangibles	135,234	107,211	26%
Brokerage, clearing and exchange	127,941	105,984	21%
Professional services	93,729	72,583	29%
Communications and data processing	75,838	75,717	—%
Other	218,493	209,439	4%
Total expense	10,992,215	8,608,073	28%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,392,892	1,444,775	(4%)
PROVISION FOR INCOME TAXES	334,276	378,525	(12%)
NET INCOME	$1,058,616	$1,066,250	(1%)

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2024.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	December 31,
	2024	2023	$ Change	% Change
Corporate advisory assets	$678.3	$496.5	$181.8	37%
Independent RIA advisory assets	278.7	239.3	39.4	16%
Total advisory assets	$957.0	$735.8	$221.2	30%
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2024	2023
Beginning balance at January 1	$735.8	$583.1
Net new advisory assets(1)	137.8	76.0
Market impact(2)	83.4	76.7
Ending balance at December 31	$957.0	$735.8
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
Advisory revenue increased during the year ended December 31, 2024 as compared to the same period in 2023. The increase during the year ended December 31, 2024 was primarily driven by continued organic growth, which increased advisory asset balances during the period, and an increase in the market impact as compared to the prior period.
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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Sales-based	$1,763,232	$1,252,783	$510,449	41%
Trailing	1,542,255	1,299,840	242,415	19%
Total commission revenue	$3,305,487	$2,552,623	$752,864	29%
The increase in trailing commission revenue in 2024 compared to 2023 was primarily driven by increased sales of mutual funds and annuities along with positive market conditions during the period. The increase in sales-based commission revenue in 2024 compared to 2023 was primarily driven by an increase in sales of annuities and fixed income securities as a result of the higher interest rate environment for most of the year, as well as increases in sales of mutual funds and equities.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2024	2023
Beginning balance at January 1	$618.2	$527.7
Net new brokerage assets(1)	97.8	28.1
Market impact(2)	67.7	62.4
Ending balance at December 31	$783.7	$618.2
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
Asset-based revenue for the year ended December 31, 2024 increased by $120.0 million compared to 2023, primarily due to an increase in other asset-based revenue, partially offset by a decrease in client cash revenue. Other asset-based revenue increased by $203.3 million compared to 2023 due to increases in asset balances in recordkeeping and sponsorship programs. Client cash revenue for the year ended December 31, 2024 decreased $83.3 million compared to 2023 primarily due to lower average client cash balances. For the year ended December 31, 2024, our average client cash balances decreased to $44.5 billion compared to $48.8 billion for the year ended December 31, 2023.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the year ended December 31, 2024 increased by $43.6 million compared to 2023, primarily due to increases in IRA custodian fees, trading, licensing, and resource fees, and error and omission insurance fees.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the year ended December 31, 2024 increased by $36.3 million compared to 2023, primarily due to increases in the volume of transactions for structured products, partially offset by a decrease in charges for managed assets.
Interest Income, net
Interest income is primarily generated from bank deposits, client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the year ended December 31, 2024 increased compared to 2023, primarily due to increases in average daily balances of bank deposits, short-term U.S. treasury bills and margin loans.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the year ended December 31, 2024 increased by $25.1 million compared to 2023, primarily due to other income recognized as a result of the clawback of share-based compensation awards related to the departure of the Company’s former CEO. This increase was partially offset by a net decrease in realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and a related increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Years Ended December 31,
	2024	2023	Change
Payout rate	87.34%	86.97%	37	bps
Our payout rate increased for the year ended December 31, 2024 compared to 2023, primarily due to the effect of acquisitions during the year and changes in product mix.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the periods presented:

	Years Ended December 31,
	2024	2023	% Change
Average number of employees	8,975	7,669	17%

Compensation and benefits expense for the year ended December 31, 2024 increased by $157.0 million compared to 2023, primarily due to an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the year ended December 31, 2024 increased by $130.1 million compared to 2023, primarily due to increases in large bank integration labor and increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the year ended December 31, 2024 increased by $61.5 million compared to 2023, primarily due to our continued investment in technology to support the integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the year ended December 31, 2024 increased by $32.6 million compared to 2023, primarily due to increased expense related to software licenses and our technology portfolio.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s Notes, Term Loan A, Term Loan B (together with our Term Loan A, the “Term Loans”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the year ended December 31, 2024 increased by $87.4 million compared to 2023, primarily due to higher outstanding debt balances on our Term Loans, Notes, and revolving credit facilities. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the year ended December 31, 2024 increased by $28.0 million compared to 2023, primarily due to increases in intangible assets resulting from acquisitions. See Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements for further detail.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the year ended December 31, 2024 increased by $22.0 million compared to 2023, primarily due to an increase in the volume of trades and expenses for quote services.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services increased by $21.1 million compared to 2023, primarily due to technology enhancement projects and acquisition related support.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense for the year ended December 31, 2024 increased by $9.1 million compared to 2023, primarily due to an increase in fair value adjustments to our contingent consideration liabilities, increases in insurance and licensing fees, and a loss on extinguishment of debt which were partially offset by decreases in regulatory charges. See Note 4 - Acquisitions, Note 11 - Corporate Debt and Other Borrowings, Net, and Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail.
Provision for Income Taxes
Our effective income tax rate was 24.0% and 26.2% for the years ended December 31, 2024 and 2023, respectively. The decrease in our effective tax rate for the year ended December 31, 2024 was primarily due to a reduction in non-deductible expenses, a release of uncertain tax positions and additional tax benefits for the vesting and exercise of share-based compensation. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail.
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
Parent Company Liquidity
LPL Holdings, Inc. (the “Parent”), the direct holding company of our operating subsidiaries, considers its primary sources of liquidity to be dividends from and excess capital generated by LPL Financial, as well as capacity for additional borrowing under its $2.25 billion unsecured revolving credit facility, which it has the ability to borrow against for working capital and general corporate purposes.
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements, and internal capital thresholds. During the years ended December 31, 2024 and 2023, LPL Financial paid dividends of $460.0 million and $710.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, LPL Enterprise, PTC and Atria’s introducing broker-dealer subsidiaries, in excess of the capital requirements of the Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.

The following table presents the components of Corporate Cash (in thousands):

	December 31, 2024	December 31, 2023
Cash and equivalents	$967,079	$465,671
Cash at regulated subsidiaries	(884,779)	(410,313)
Excess cash at regulated subsidiaries per the Credit Agreement	397,138	128,327
Corporate Cash	$479,438	$183,685

Corporate Cash
Cash at the Parent	$39,782	$26,587
Excess cash at regulated subsidiaries per the Credit Agreement	397,138	128,327
Cash at non-regulated subsidiaries	42,518	28,771
Corporate Cash	$479,438	$183,685
Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million in Corporate Cash to meet our near-term corporate debt obligations. Corporate cash increased during the year ended December 31, 2024 primarily as a result of cash provided by operating activities and proceeds received from our $1.0 billion debt issuance in May 2024 offset by the repayment of balances outstanding on our senior unsecured revolving credit facility and the acquisition of Atria, which was funded by a combination of Corporate Cash on hand and borrowings under our senior unsecured revolving credit facility. See Note 4 - Acquisitions and Note 11 - Corporate Debt and Other Borrowings, Net within the notes to the consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of December 31, 2024, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2025 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We paused share repurchases following the announcement of the Atria transaction in the first quarter of 2024 and resumed repurchases in the fourth quarter of 2024. The Company repurchased 605,361 shares for a total of $170.0 million for the year ended December 31, 2024. As of December 31, 2024 we had $730.0 million remaining under our existing repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at December 31, 2024. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at December 31, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$1,047	$1,203
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

December 31, 2024
LPL Financial LLC
Net capital	$443,742
Less: required net capital	19,426
Excess net capital	$424,316
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
As of December 31, 2024, the Company’s regulated subsidiaries, including LPL Financial, LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, and PTC, met all capital adequacy requirements to which they were subject.
Supplemental Guarantor Financial Information
The Company has an outstanding registration statement to issue, among other things, non-convertible debt securities that may be offered by LPL Holdings, Inc. (the “Issuer”), a wholly owned subsidiary of LPLFH (together with the Issuer, the “Obligor Group”), and full and unconditional guarantees by LPLFH of such debt securities. The debt securities issued by the Issuer pursuant to such registration statement are fully and unconditionally guaranteed by LPLFH. LPLFH is a Delaware holding corporation that manages substantially all of its operations through investments in subsidiaries. See Note 1 - Organization and Description of the Company and Note 11- Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for additional information.
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

The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Income	Year Ended December 31, 2024
Revenues(1)	$107,153
Revenues from non-guarantor subsidiaries	16,246
Advisory and commission expense(1)	103,333
Interest expense on borrowings	270,278
Expenses from non-guarantor subsidiaries	22,800
Loss before provision for income taxes	(354,528)
Net loss	(269,956)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	December 31, 2024	December 31, 2023
Cash and equivalents	$39,782	$26,587
Other receivables, net	15,032	2,793
Property and equipment, net	161,845	154,920
Goodwill	1,251,908	1,251,908
Other intangibles, net	67,486	95,461
Receivables from non-guarantor subsidiaries	148,855	153,377
Other assets	1,333,061	1,017,289
Corporate debt and other borrowings, net	5,494,724	3,734,111
Accounts payable and accrued liabilities	66,818	53,817
Payables to non-guarantor subsidiaries	101,400	76,683
Other liabilities	1,247,792	986,274
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

As of December 31, 2024, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2024
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.89
Interest Coverage (Minimum)	3.0	10.09
Certain restrictive covenants under certain of our Indentures are currently suspended. However, a credit rating downgrade to a below investment grade rating could cause currently suspended restrictive covenants under certain of our Indentures to be automatically reinstated.
See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for additional information regarding the Credit Agreement.
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$174,992	$36,429	$69,897	$50,433	$18,233
Finance leases(1)	233,640	8,879	18,228	18,871	187,662
Purchase obligations(2)	251,994	120,073	110,271	13,940	7,710
Corporate debt and other borrowings, net(3)	5,517,000	—	1,920,000	2,697,000	900,000
Interest payments(4)	1,289,401	306,949	533,173	288,029	161,250
Commitment and other fees(5)	16,824	4,432	7,319	5,073	—
Total contractual cash obligations	$7,483,851	$476,762	$2,658,888	$3,073,346	$1,274,855

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
(4)Represents interest payments under our Credit Agreement, which include a variable interest payment for our senior unsecured credit facilities and a fixed interest payment for our senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2024 remain unchanged. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(5)Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
As of December 31, 2024, we have a liability for unrecognized tax benefits of $46.5 million, which we have included in other liabilities in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Risk Management
Risk is an inherent part of our business activities. To manage risk, we have implemented an ERM framework that supports a resilient and adaptive risk-focused organization, designed to enable us to navigate uncertainties, make informed and consistent decisions, and seize growth opportunities. This framework defines our risk appetite, facilitates the incorporation of risk assessment into decision-making processes, enables execution of our business strategy, and protects the Company and our franchise.

Our Company-wide risk appetite statement is a crucial component of our risk governance framework. It defines the overall level and types of risk we are prepared to accept in order to achieve our strategic objectives and business plan. This statement categorizes risks into strategic, technology, regulatory compliance, operational, liquidity, reputational, credit, interest rate risk, and market risks.

Additionally, this framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage risk at appropriate levels throughout the Company and within various departments. We have established advisor-facing and internal written policies and procedures that govern the conduct of our advisors and employees. Our advisor-facing policies are specifically designed to provide guidelines and procedures that ensure advisors adhere to regulatory requirements and maintain ethical standards in their professional conduct while our internal policies cover a wide range of topics designed to promote compliance, consistency, risk management, and culture and values across the Company.
Our framework is designed to promote clear lines of risk management ownership and accountability while providing a structured escalation process for key risk information and events. Additionally, risk is managed and monitored within business units by embedded risk groups providing guidance on governance, controls, policies and other risk management activities.
We operate a three lines of defense model, an industry-standard framework that clarifies roles and responsibilities, and that supports a comprehensive risk management and governance framework. The three lines and associated responsibilities are as follows:

•First Line of Defense: This consists of operational management, which owns and manages the risks within their business unit. They are responsible for implementing controls and managing day-to-day risks.
•Second Line of Defense: This includes the risk management and compliance functions. They provide guidance and oversight, and monitor the effectiveness of controls implemented by the first line.
•Third Line of Defense: This is the internal audit function, which provides independent assurance. They assess the effectiveness of our risk management and internal controls.

Internal Audit Department

As the third line of defense, the Internal Audit department provides independent and objective assurance of the effectiveness of the Company’s governance, risk management, and internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. Internal Audit reports directly to the ARC, which provides oversight of Internal Audit’s activities and approves its annual plan. The Internal Audit department reports to the ARC at least quarterly.

Risk Governance Committee Structure

Risk management at the Company requires independent Company-level oversight, accountability of our business areas, and effective communication of risk matters to senior management and ultimately the Board. This risk management approach encompasses the Board and its committees, the ROC and its subcommittees, and our three lines of defense model. We regularly reevaluate and, when necessary, modify our processes to enhance the identification and escalation of risks and events.
Audit and Risk Committee of the Board
The ARC oversees and monitors, among other things, the Company’s enterprise risk management (except for risks assigned to other committees of the Board or retained by the Board), and is responsible for reviewing and assessing our processes to manage and control risk. In this capacity, the ARC reviews reports from risk-focused management committees; reviews emerging risks and regulatory matters; and reviews Internal Audit reports on the assessment of the Company’s control environment. The ARC reports to the Board on a regular basis and coordinates with the Board and other Board committees with respect to the oversight of risk management and risk assessment guidelines.

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
Risk Oversight Committee of LPL Financial
The ROC, a management committee chaired by the chief risk officer, oversees our risk management activities, including those of our subsidiaries. The ROC, which generally meets once every two months, with additional ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio/non-voting members and represent key control areas of the Company. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries. The ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions. It also examines certain new and complex products and business arrangements, transactions with significant risk elements and identified emerging risks.
The chief risk officer provides updates on pertinent ROC discussions to the Audit and Risk Committee on a regular basis and, if necessary or requested, to the Board.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees to support effective supervision of our risk exposures and processes. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation protocols. The responsibilities of such subcommittees include, for example, oversight of operational risk; oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of our technology; and issues and trends related to advisor compliance.
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
Operational Risk
Operational risk refers to the risk of loss resulting from inadequate or failed processes and/or systems as a result of external events and is inherent in all Company activities. Instances where operational risk exposure can manifest across our business include, but are not limited to: process or control failures; external or internal fraud resulting from unethical behavior or misconduct of employees and advisors; external events such as a pandemic, theft, or fraud; risks introduced by third-party vendors and/or counterparties; issues stemming from the use of artificial intelligence; and inadequate data governance, which could result in data breaches, loss, lack of compliance, or unauthorized access.

As a Company, we manage operational risk exposure through sound processes, tracking performance across key risk appetite metrics, making key investments that account for the complexity inherent in our operations, and proactively identifying risks, while ensuring the appropriate steps are taken to manage exceeding risk tolerance level. Operational risk is reviewed, monitored and challenged by the Operational Risk Oversight Committee, which is a subcommittee of the ROC.

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
Contingent Consideration
Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain milestones are achieved in the years following an acquisition. Contingent payments are estimated by applying forecasted growth or conversion rates to project future revenue or asset growth and discount rates which are based on the cost of capital. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition within other liabilities in the consolidated statements of financial condition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of operations. The Company does not recognize a liability for contingent payments in acquisitions that are accounted for as asset acquisitions as the amounts to be paid will be uncertain until a future measurement date. For additional information, see Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements.

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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Liquidity Risk
Liquidity risk refers to the potential inability to meet, in a timely and cost-effective manner, contractual and contingent financial obligations either on or off-balance sheet, as they come due. Our primary liquidity needs are driven by transaction settlement, custody requirements, interest on corporate debt, strategic acquisitions, and capital returned to shareholders, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity as well as external financing. A reduction in our liquidity position could reduce client confidence in us, which could result in the loss of client assets and accounts. In addition, if our broker-dealer subsidiaries fail to meet regulatory capital guidelines or are unable to obtain regulatory approval, when required, to declare a dividend, regulators could limit the subsidiaries’ ability to pay dividends or limit their operations, which could reduce our liquidity and adversely affect our ability to repay debt, pay dividends on our common stock, or repurchase shares. In addition, we may need to provide additional funding to such subsidiaries. Potential conditions that could negatively impact our liquidity position include but are not limited to illiquid or volatile markets, diminished access to debt or capital markets, unforeseen cash or capital requirements, regulatory penalties or fines, settlements, customer restitution or other remediation costs, or adverse legal settlements or judgments.

Each liquidity risk is assessed individually, considering its potential impact on the business, stakeholders, and reputation to establish appropriate risk mitigation measures. We have monitoring programs and controls to monitor, review, challenge, and discuss key liquidity issues that may have impact on the Company.
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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the years ended December 31, 2024 and 2023. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower or group of similar counterparties or borrowers, or if we accept a concentrated position as collateral for a margin loan. Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is monitored. We seek to limit this risk through review of the underlying business and the use of our risk appetite limits established by senior management taking into consideration factors including current market conditions, the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.
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
As of December 31, 2024, the fair value of our trading securities was $42.3 million, and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.1 billion as of December 31, 2024. See Note 5 - Fair Value

Measurements within the notes to the consolidated financial statements for information regarding the fair value of trading securities, securities sold, but not yet purchased and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2024, $2.1 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at December 31, 2024	Annual Impact of an Interest Rate (†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	1,047,000	1,047	2,618	5,235	10,470
Variable-Rate Debt Outstanding	$2,067,000	$2,067	$5,168	$10,335	$20,670
____________________
(†)Our interest rate for our Term Loan A is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then-current rate. The effect of these interest rate locks are not included in the table above.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition of Atria Wealth Solutions, Inc. – Accounting for the provisional valuation of acquired definite-lived intangible assets— Refer to Note 4 to the financial statements

Critical Audit Matter Description

On October 1, 2024, the Company acquired 100% of the outstanding common shares of Atria Wealth Solutions, Inc., a wealth management solutions holding company. Total consideration for the transaction was $888.4 million, which included an initial cash payment of $858.9 million and a liability of $29.5 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset conversion or retention and other milestones, including conversion of off-platform assets to the Company's platform, are achieved in the year following the closing.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The purchase price is provisionally allocated across the estimated fair value of the definite-lived intangible and tangible assets acquired and liabilities assumed, with the excess purchase price allocated to goodwill.

The Company used the income approach to estimate the fair value of the intangible assets, which provisionally comprised of $201.7 million of institutional relationships and $438.2 million of advisor relationships. The fair value of the intangible assets required management to make significant estimates and assumptions related to future net cash flows and discount rates.

Given the fair value determination of intangible assets requires management to make significant estimates and assumptions related to the forecasted net cash flows, as well as the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of intangible assets included the following, among others:

•We obtained an understanding, evaluated the design, and tested operating effectiveness of internal controls. For example, we tested controls over management’s valuation of intangible assets, including the review of forecasts of future net cash flows and the selection of the discount rate.

•We evaluated management’s policies and methodology for establishing the fair value of intangible assets used in the purchase price allocation, which was provisionally allocated as of December 31, 2024.

•We assessed the knowledge, skill, ability, and objectivity of management’s valuation specialist and evaluated the work performed.

•We evaluated the reasonableness of business assumptions related to future net cash flows for the intangible assets, considering the past performance of the acquired company, the Company’s strategic plan going forward, previous acquisitions by the Company, and evidence obtained in other areas of the audit, and obtained audit support to substantiate the material assumptions therein.

•We tested the completeness and accuracy of the underlying data supporting the forecasts of future net cash flows.

•With the assistance of our fair value specialists, we tested:

–the reasonableness of the income approach valuation methodology by challenging key valuation assumptions related to future net cash flows and discount rates and comparing them to industry benchmarks and data and testing the mathematical accuracy of the valuation of intangible assets by performing a recalculation.

–the reasonableness of the discount rates by developing a range of independent estimates and comparing those to the discount rates selected by management.

•We performed sensitivity analyses of business assumptions related to future net cash flows to evaluate the changes in the fair value of the intangible assets that would result.

Valuation of contingent consideration as of December 31, 2024 — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain milestones are achieved in the years following an acquisition. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition within other liabilities in the consolidated statements of financial condition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of operations.

The Company determines the fair value for its contingent consideration obligations using probability weighted and Monte-Carlo simulation. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to projected future revenue or asset growth, conversion or retention rates, and discount rates which are based on the cost of debt and equity. These projections are measured against the performance targets specified in each respective acquisition agreement, which may include growth in assets under management, net new assets, asset conversion or retention, or revenue growth. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

The balance of contingent consideration recorded in other liabilities as of December 31, 2024, was $196.9 million.

Given the fair value determination of contingent consideration requires management to make significant estimates and assumptions related to asset growth, conversion or retention rates and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of contingent consideration included the following, among others:

•We obtained an understanding, evaluated the design, and tested operating effectiveness of internal controls over the valuation of contingent consideration. For example, we tested controls over management’s valuation processes, including the review of asset growth, conversion or retention rate, and the selection of the discount rate.

•We evaluated management’s policies and methodology for establishing the fair value of contingent consideration used in the purchase price allocation and remeasurement at December 31, 2024.

•We assessed the knowledge, skill, ability, and objectivity of management’s valuation specialist and evaluated the work performed.

•We evaluated the reasonableness of business assumptions related to projected future revenue, asset growth or conversion or retention rates over the earnout periods for the contingent consideration, considering the past performance of the acquired company, the Company’s strategic plan going forward, previous acquisitions by the Company, and evidence obtained in other areas of the audit, and obtained audit support to substantiate the material assumptions therein.

•We tested the completeness and accuracy of the underlying data supporting the significant assumptions and fair value estimates.

•With the assistance of our fair value specialists, we tested:

–the reasonableness of the Monte-Carlo simulation model and Probability Weighted Expected Return Method by independently running Monte-Carlo Simulations and Probability Weighted Expected Return Method models to calculate independent estimates of the fair value of contingent consideration. We compared the results of our estimates of fair value of the contingent consideration to the Company’s fair value estimates.

–the reasonableness of the discount rates by developing a range of independent estimates and comparing those to the discount rates selected by management.

•We performed sensitivity analyses of the key inputs to evaluate the changes in the fair value estimates of the contingent consideration that would result from changes in the key inputs.

/s/ Deloitte & Touche LLP
San Diego, California
February 20, 2025

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
REVENUE
Advisory	$5,461,858	$4,135,681	$3,875,154
Commission:
Sales-based	1,763,232	1,252,783	1,033,806
Trailing	1,542,255	1,299,840	1,292,358
Total commission	3,305,487	2,552,623	2,326,164
Asset-based:
Client cash	1,426,528	1,509,869	953,624
Other asset-based	1,071,170	867,860	806,649
Total asset-based	2,497,698	2,377,729	1,760,273
Service and fee	552,020	508,437	467,381
Transaction	236,274	199,939	181,260
Interest income, net	187,606	159,415	77,126
Other	144,164	119,024	(86,533)
Total revenue	12,385,107	10,052,848	8,600,825
EXPENSE
Advisory and commission	7,751,006	5,915,807	5,324,827
Compensation and benefits	1,136,717	979,681	820,736
Promotional	589,339	459,233	339,994
Depreciation and amortization	308,527	246,994	199,817
Occupancy and equipment	281,210	248,620	219,798
Interest expense on borrowings	274,181	186,804	126,234
Amortization of other intangibles	135,234	107,211	87,560
Brokerage, clearing and exchange	127,941	105,984	86,063
Professional services	93,729	72,583	72,519
Communications and data processing	75,838	75,717	67,687
Other	218,493	209,439	143,937
Total expense	10,992,215	8,608,073	7,489,172
INCOME BEFORE PROVISION FOR INCOME TAXES	1,392,892	1,444,775	1,111,653
PROVISION FOR INCOME TAXES	334,276	378,525	265,951
NET INCOME	$1,058,616	$1,066,250	$845,702
EARNINGS PER SHARE
Earnings per share, basic	$14.17	$13.88	$10.60
Earnings per share, diluted	$14.03	$13.69	$10.40
Weighted-average shares outstanding, basic	74,713	76,807	79,801
Weighted-average shares outstanding, diluted	75,427	77,861	81,285
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and equivalents	$967,079	$465,671
Cash and equivalents segregated under federal or other regulations	1,597,249	2,007,312
Restricted cash	119,724	108,180
Receivables from clients, net	633,834	588,585
Receivables from brokers, dealers and clearing organizations	76,545	50,069
Advisor loans, net	2,281,088	1,479,690
Other receivables, net	902,777	743,317
Investment securities	57,481	91,311
Property and equipment, net	1,210,027	933,091
Goodwill	2,172,873	1,856,648
Other intangibles, net	1,482,988	671,585
Other assets	1,815,739	1,390,021
Total assets	$13,317,404	$10,385,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,898,665	$2,266,176
Payables to brokers, dealers and clearing organizations	129,228	163,337
Accrued advisory and commission expenses payable	323,996	216,541
Corporate debt and other borrowings, net	5,494,724	3,734,111
Accounts payable and accrued liabilities	588,450	485,963
Other liabilities	1,951,739	1,440,373
Total liabilities	10,386,802	8,306,501
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 130,914,541 shares and 130,233,328 shares issued at December 31, 2024 and 2023, respectively	131	130
Additional paid-in capital	2,066,268	1,987,684
Treasury stock, at cost — 56,253,909 shares and 55,576,970 shares at December 31, 2024 and 2023, respectively	(4,202,322)	(3,993,949)
Retained earnings	5,066,525	4,085,114
Total stockholders’ equity	2,930,602	2,078,979
Total liabilities and stockholders’ equity	$13,317,404	$10,385,480
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	845,702	845,702
Issuance of common stock to settle restricted stock units	368	—	—	136	(25,157)	—	(25,157)
Treasury stock purchases	—	—	—	1,566	(325,031)	—	(325,031)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(79,833)	(79,833)
Stock option exercises and other	530	1	18,876	(62)	2,252	7,601	28,730
Share-based compensation	—	—	52,608	—	—	—	52,608
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	1,066,250	1,066,250
Issuance of common stock to settle restricted stock units	448	—	—	165	(40,005)	—	(40,005)
Treasury stock purchases	—	—	—	5,076	(1,109,962)	—	(1,109,962)
Cash dividends on common stock - $1.20 per share	—	—	—	—	—	(92,190)	(92,190)
Stock option exercises and other	129	—	6,129	(72)	2,554	9,982	18,665
Share-based compensation	—	—	68,669	—	—	—	68,669
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	1,058,616	1,058,616
Issuance of common stock to settle restricted stock units	408	—	—	158	(41,288)	—	(41,288)
Treasury stock purchases	—	—	—	605	(170,096)	—	(170,096)
Cash dividends on common stock - $1.20 per share	—	—	—	—	—	(89,727)	(89,727)
Stock option exercises and other	274	1	(13,177)	(86)	3,011	12,522	2,357
Share-based compensation	—	—	91,761	—	—	—	91,761
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,058,616	$1,066,250	$845,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308,527	246,994	199,817
Amortization of other intangibles	135,234	107,211	87,560
Amortization of debt issuance costs	11,319	8,731	6,853
Share-based compensation	91,761	68,669	52,608
Provision for credit losses	18,970	15,947	13,667
Deferred (benefit) provision for income taxes	(76,244)	(68,454)	(93,349)
Loan forgiveness	292,446	223,517	179,529
Unrealized loss (gain) on deferred compensation plans	66,456	1,164	(449)
Change in estimated fair value of contingent consideration	41,721	26,852	330
Other	(25,319)	11,156	14,902
Changes in operating assets and liabilities:
Receivables from clients, net	(45,808)	(28,070)	17,254
Receivables from brokers, dealers and clearing organizations	(12,742)	6,207	46,227
Advisor loans, net	(1,103,933)	(594,438)	(341,872)
Other receivables, net	(126,829)	(71,328)	(107,588)
Investment securities - trading	34,183	(38,956)	(73)
Other assets	(435,255)	(213,043)	(148,263)
Client payables	(367,511)	(428,753)	982,705
Payables to brokers, dealers and clearing organizations	(34,149)	15,585	(22,367)
Accrued advisory and commission expenses payable	74,699	11,421	(19,087)
Accounts payable and accrued liabilities	36,977	31,256	50,664
Other liabilities	336,412	117,805	183,381
Operating lease assets	(1,942)	(3,112)	(2,574)
Net cash provided by operating activities	277,589	512,611	1,945,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(562,531)	(403,286)	(306,596)
Acquisitions, net of cash acquired	(1,020,221)	(453,475)	(56,458)
Purchases of securities classified as held-to-maturity	(4,769)	(4,725)	(10,936)
Proceeds from maturities of securities classified as held-to-maturity	5,000	5,500	5,000
Purchases of other investments	—	(4,200)	(7,410)
Capitalized interest	(9,611)	—	—
Net cash used in investing activities	(1,592,132)	(860,186)	(376,400)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,430,000	1,718,000	815,000
Repayments of revolving credit facilities	(663,000)	(1,438,000)	(905,000)
Proceeds from senior unsecured term loans	1,020,000	—	—
Repayment of senior secured term loans	(1,027,200)	(10,700)	(10,700)
Proceeds from senior unsecured notes	998,325	749,468	—
Payment of debt issuance costs	(17,905)	(13,474)	(1,872)
Payment of contingent consideration	(50,063)	—	—
Tax payments related to settlement of restricted stock units	(41,288)	(40,005)	(25,157)
Repurchase of common stock	(170,096)	(1,100,101)	(325,031)
Dividends on common stock	(89,727)	(92,190)	(79,833)
Proceeds from stock option exercises and other	28,728	18,665	28,730
Principal payment of finance leases and obligations	(342)	(195)	(408)
Net cash provided by (used in) financing activities	1,417,432	(208,532)	(504,271)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	102,889	(556,107)	1,064,906
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of year	2,581,163	3,137,270	2,072,364
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of year	$2,684,052	$2,581,163	$3,137,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$268,351	$191,350	$118,824
Income taxes paid	$320,259	$535,959	$238,155
Cash paid for amounts included in the measurement of operating lease liabilities	$31,737	$27,714	$24,657
Cash paid for amounts included in the measurement of finance lease liabilities	$8,727	$8,577	$8,825
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$36,260	$26,021	$33,957
Lease assets obtained in exchange for operating lease liabilities	$37,115	$17,517	$10,785
Contingent consideration liabilities recognized at acquisition date	$87,883	$88,132	$—

	December 31,
	2024	2023	2022
Cash and equivalents	$967,079	$465,671	$847,519
Cash and equivalents segregated under federal or other regulations	1,597,249	2,007,312	2,199,362
Restricted cash	119,724	108,180	90,389
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,684,052	$2,581,163	$3,137,270

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
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Tempe, Arizona; Boston, Massachusetts; and Austin, Texas, is a clearing broker-dealer and an investment advisor that principally transacts business for its advisors and institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
•LPL Enterprise, LLC (“LPL Enterprise”) is a limited product shelf introducing broker-dealer and registered investment advisor that supports a portion of the Company’s institutional business, providing brokerage and investment advisory services to the clients of those institutional businesses.
•LPL Insurance Associates, Inc. operates as an insurance brokerage general agency that offers life and disability insurance products and services for LPL Financial advisors.
•Atria Wealth Solutions, Inc. (“Atria”) is a holding company for the registered broker-dealers and investment advisors that the Company acquired in connection with the acquisition of Atria. Atria has seven introducing broker-dealer subsidiaries, which clear transactions through third-party clearing and carrying firms. The Company expects to complete the conversion of assets from these acquired broker-dealers and investment advisors in 2025 and withdraw the related registrations of these entities thereafter.
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
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC, along with their affiliate Financial Resources Group Investment Services, LLC, provide primary support for the Company’s employee advisor affiliation model.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, acquisitions, contingent consideration, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidation
These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated.
Related Party Transactions
In the ordinary course of business, the Company enters into related party transactions with beneficial owners of more than five percent of the Company’s outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Charitable Foundation Inc., a charitable organization that provides volunteer and financial support within the Company’s local communities.
The Company recognized revenue for services provided to these related parties of $25.5 million, $19.7 million and $5.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company incurred expense for services provided by these related parties of $3.6 million, $3.6 million and $3.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, receivables from and payables to related parties were $6.3 million and $0.5 million, respectively. As of December 31, 2023, receivables from and payables to related parties were $5.0 million and $0.4 million, respectively.
Reportable Segment
Management has determined that the Company operates in one segment, given the common nature of its operations, products and services, production and distribution process and regulatory environment. For additional information, see Note 20 - Segment Information.
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
Share-Based Compensation
Certain employees, officers, directors, advisors and institutions participate in the Company’s various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units. Stock options, warrants and restricted stock units generally vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and deferred stock units generally vest over a one-year period, and performance stock units generally vest in full at the end of a three-year performance period.
The Company recognizes share-based compensation for equity awards granted to employees, officers and directors as compensation and benefits expense on the consolidated statements of income. See Note 16 - Share-Based Compensation, Employee Incentives and Benefit Plans for additional information. The fair value of restricted stock awards, restricted stock units and deferred stock units is equal to the closing price of the Company’s stock on the date of grant. The fair value of performance stock units is estimated using a Monte-Carlo simulation model on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
The Company recognizes share-based compensation for equity awards granted to advisors and institutions as advisory and commission expense on the consolidated statements of income. The fair value of restricted stock units is equal to the closing price of the Company’s stock on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

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
Cash and Equivalents
Cash equivalents are highly liquid investments with an original maturity of 90 days or less that are not required to be segregated under federal or other regulations. The Company’s cash equivalents are composed primarily of money market funds.
Cash and Equivalents Segregated Under Federal or Other Regulations
The Company’s broker-dealer subsidiaries are required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. At December 31, 2024, this line item included interest bearing deposits, U.S. treasury bills with original maturities of 90 days or less and approximately $0.2 million of cash for the proprietary accounts of broker-dealers. The U.S. treasury bills accrue income as earned. Discounts are accreted using a method that approximates the effective yield method over the term of the bill and are recorded to interest income, net as an adjustment to the investment yield.
Restricted Cash
Restricted cash primarily represents cash held and for use by the captive insurance subsidiary and is primarily composed of U.S. government obligations and money market funds.

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
The following table reflects a roll-forward of the allowance for credit losses on receivables from clients (in thousands):

	December 31,
	2024	2023	2022
Beginning balance — January 1	$1,590	$909	$987
Provision for credit losses	559	1,054	66
(Charge-offs) recoveries, net	(105)	(373)	(144)
Ending balance — December 31	$2,044	$1,590	$909
Advisor Loans, Net
Advisor loans, net include loans made to new and existing advisors and institutions to facilitate their partnership with the Company, transition to the Company’s platform or fund business development activities. The decision to extend credit to an advisor or institution is generally based on their credit history and ability to generate future revenue. Loans made can be either repayable or forgivable over terms generally up to ten years provided that the advisor or institution remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor or institution terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for credit losses is recorded at the inception of a repayable loan or upon conversion to a repayable loan upon termination or change in agreed upon terms using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts. Advisor repayable loans, net totaled $360.8 million and $341.0 million as of December 31, 2024 and 2023.
The following table reflects a roll-forward of the allowance for credit losses on advisor loans (in thousands):

	December 31,
	2024	2023	2022
Beginning balance — January 1	$12,977	$15,144	$11,575
Provision for credit losses	10,049	8,393	4,790
(Charge-offs) recoveries, net	(5,128)	(10,560)	361
Other	3	—	(1,582)
Ending balance — December 31	$17,901	$12,977	$15,144
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a roll-forward of the allowance for credit losses on other receivables (in thousands):

	December 31,
	2024	2023	2022
Beginning balance — January 1	$1,448	$2,788	$1,083
Provision for credit losses	8,362	6,500	8,811
Charge-offs, net of recoveries	(8,015)	(7,840)	(8,688)
Other	550	—	1,582
Ending balance — December 31	$2,345	$1,448	$2,788
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
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2024, 2023 or 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisitions
Accounting for business combinations requires the Company to make significant estimates and assumptions with respect to intangible assets, liabilities assumed, pre-acquisition contingencies, useful lives and liabilities for contingent consideration, as applicable. These assumptions include, but are not limited to, future expected cash flows, asset or revenue growth, discount rates, conversion or retention rates, and market conditions and are based in part on historical experience, market data and information obtained from the management of the acquired companies.
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
Contingent Consideration
Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain milestones are achieved in the years following an acquisition. Contingent payments are estimated by applying forecasted growth or conversion rates to project future revenue or asset growth and discount rates which are based on the cost of capital. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of operations.
Goodwill and Other Intangibles, Net
Goodwill and other indefinite-lived intangibles are evaluated annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment analysis will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill or other indefinite-lived intangibles was recognized for the years ended December 31, 2024, 2023 or 2022.
Intangibles that are deemed to have definite lives are amortized over their useful lives generally ranging from 5 to 20 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of definite-lived intangibles recognized for the years ended December 31, 2024, 2023 or 2022. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.

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
As of December 31, 2024, the contract and collateral market values of borrowed securities were $4.8 million and $4.6 million, respectively. As of December 31, 2023, the contract and collateral market values of borrowed securities were $4.3 million and $4.1 million, respectively.
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
The Company also accrues for losses at its captive insurance subsidiary for those matters covered by self-insurance. The captive insurance subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The captive insurance subsidiary is funded by payments from LPL Financial and has cash reserves to cover losses, including $100.5 million in restricted cash. Assessing the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14 - Commitments and Contingencies - “Legal and Regulatory Matters.”
Recently Issued Accounting Pronouncements
In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The ASU should be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption did not have an impact on the Company’s financial condition or results of operations. See Note 20 - Segment Information for related disclosures.
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
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on the Company’s corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on the Company’s corporate advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2024.

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
The following table presents total commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2024	2023	2022
Commission revenue
Annuities	$1,949,343	$1,482,690	$1,269,634
Mutual funds	799,952	666,942	679,912
Fixed income	216,872	154,177	119,196
Equities	152,500	110,698	114,446
Other	186,820	138,116	142,976
Total commission revenue	$3,305,487	$2,552,623	$2,326,164
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2024	2023	2022
Commission revenue
Trailing
Annuities	$879,532	$742,930	$727,324
Mutual funds	618,257	521,300	525,170
Other	44,466	35,610	39,864
Total trailing revenue	$1,542,255	$1,299,840	$1,292,358
Sales-based
Annuities	$1,069,811	$739,760	$542,310
Fixed income	216,872	154,177	119,196
Mutual funds	181,695	145,642	154,742
Equities	152,500	110,698	114,446
Other	142,354	102,506	103,112
Total sales-based revenue	$1,763,232	$1,252,783	$1,033,806
Total commission revenue	$3,305,487	$2,552,623	$2,326,164
Asset-Based
Asset-based revenue consists of fees from the Company’s client cash programs, fees from our sponsorship programs with financial product manufacturers and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”).
Client Cash Revenue
Client cash revenue is earned daily and is generated on advisors’ clients’ cash balances in insured bank sweep accounts and a money market account based on a rate applied, as a percentage, to the deposits placed. The Company also receives fees for certain account types for services provided, including administration and recordkeeping. These fees are generally earned and recognized over time on a net basis as the Company acts as an agent in these arrangements. The performance obligation with the financial institutions that participate in the sweep program is considered a series of distinct services that are substantially the same and are satisfied each day.
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
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2024	2023	2022
Asset-based revenue
Client cash	$1,426,528	$1,509,869	$953,624
Sponsorship programs	585,785	452,753	394,181
Recordkeeping	485,385	415,107	412,468
Total asset-based revenue	$2,497,698	$2,377,729	$1,760,273
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
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2024	2023	2022
Service and fee revenue
Over time(1)	$420,470	$387,763	$351,465
Point-in-time(2)	131,550	120,674	115,916
Total service and fee revenue	$552,020	$508,437	$467,381
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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $156.2 million as of December 31, 2023 to $207.6 million as of December 31, 2024. The increase in unearned revenue for the year ended December 31, 2024 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $155.9 million of revenue recognized during the year ended December 31, 2024 that was included in the unearned revenue balance as of December 31, 2023.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Acquisition of Atria Wealth Solutions, Inc.
On October 1, 2024 ("acquisition date"), the Company acquired 100% of the outstanding common shares of Atria Wealth Solutions, Inc. ("Atria"), a wealth management solutions holding company headquartered in New York, in order to expand its addressable markets and complement organic growth. As part of the acquisition, the Company acquired Atria's seven introducing broker-dealer subsidiaries and expects to transition the related brokerage and advisory assets to the Company's platform in 2025.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The following table summarizes the total consideration for the transaction at the acquisition date (dollars in thousands):

Total Consideration	October 1, 2024
Cash	$858,857
Fair value of contingent consideration	29,511
Total consideration	$888,368

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The contingent consideration, which may be settled for amounts up to $330 million, represents the estimated fair value of the additional cash consideration that may be paid to the sellers if certain asset conversion, retention and other milestones are achieved in the year following the closing. The Company determined the fair value for each of its contingent consideration obligations using probability weighted or Monte-Carlo simulation models. These methods use significant unobservable inputs, including forecasted conversion rates and discount rates which are based on the cost of debt and equity. See Note 5 - Fair Value Measurements for additional information.

The following table summarizes the Company's provisional purchase price allocation at the acquisition date (dollars in thousands):

Provisional Purchase Price Allocation	October 1, 2024

Fair value of consideration transferred	$888,368
Assets
Cash and equivalents	$76,259
Restricted cash	15,866
Receivables from brokers, dealers and clearing organizations	13,734
Other receivables	41,926
Other intangibles	639,900
Other assets	25,273
Total identifiable assets acquired	$812,958
Liabilities
Accrued advisory and commission expenses payable	32,756
Accounts payable and accrued liabilities	52,521
Deferred tax liabilities	111,899
Other liabilities	26,349
Total liabilities assumed	$223,525
Net assets acquired	589,433
Goodwill	$298,935

The goodwill primarily includes synergies expected to result from combining operations. Other intangible assets comprised $201.7 million of institutional relationships and $438.2 million of advisor relationships which were each assigned useful lives of 16 years. These intangible assets were valued using the income approach and are included in the Advisor and institution relationships line item in Note 9 - Goodwill and Other Intangibles, Net. The fair value determination of institutional and advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and discount rates. Given the recent date of closing, the purchase accounting analysis is ongoing and may result in changes to the value of assets acquired and liabilities recorded, including other intangible assets and liabilities for contingent consideration.

Acquisition related costs incurred as part of the Atria acquisition during the year ended December 31, 2024 were $18.0 million and primarily comprised amounts related to professional services, which were classified as professional services expense in the Company's consolidated statements of income. Atria's results were included in the Company's consolidated statements of income from October 1, 2024 through December 31, 2024. For this period, total revenues attributable to Atria were approximately $194.0 million and net income was not material.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents unaudited pro forma results as if the acquisition of Atria had occurred on January 1, 2023 (dollars in thousands):

	Years Ended December 31,
LPL Financial and Atria Pro Forma Combined Financial Information (unaudited)	2024	2023
Total revenue	$12,998,942	$10,754,252
Net income	$982,067	$975,921

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Atria and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors and institutions that will convert to the Company's platform in 2025, and the related interest impact of financing the transaction. Pro forma results for the year ended December 31, 2023 also include the impact of $18.0 million of transaction costs incurred during the year ended December 31, 2024 as a result of the acquisition. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2023.
Other Acquisitions
During the twelve months ended December 31, 2024, the Company completed 23 other acquisitions, 22 of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions.
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
The Company accounted for seven of these acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $113.2 million, which included $64.4 million of cash, and liabilities of $48.8 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the one to seven years following the closing. This contingent consideration may be settled for amounts up to $190.3 million in the years following the closing.
The Company made purchase accounting adjustments during the twelve months ended December 31, 2024 related to acquisitions that were completed during the year and for which the Company’s purchase accounting analysis was ongoing. These adjustments resulted in a $7.1 million decrease in customer relationships and liabilities for contingent consideration, respectively. At December 31, 2024, the Company allocated $34.3 million of the purchase price to goodwill and $78.9 million to client relationships acquired as part of these acquisitions, which includes a provisional allocation of $3.8 million to goodwill and $11.3 million to client relationships for acquisitions completed in the fourth quarter for which purchase accounting is not yet complete. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. The client relationships were valued using the income approach and assigned useful lives of 14 years. See Note 9 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for 16 other acquisitions as asset acquisitions. These transactions included total initial consideration of $178.3 million, including $48.5 million which was allocated to advisor relationships and $129.8 million which was allocated to client relationships. These relationships were assigned useful lives of 14 years to 15 years and the related transactions include potential contingent payments of up to $97.2 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

payments as the amounts to be paid will be uncertain until a future measurement date. See Note 9 – Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
Acquisition of Financial Resources Group Investment Services, LLC
On January 31, 2023, the Company acquired Financial Resources Group Investment Services, LLC, a broker-dealer and independent branch office, in order to expand its addressable markets and complement organic growth. The Company accounted for the acquisition under the acquisition method of accounting for business combinations, and total consideration for the transaction was $189.2 million, which included an initial cash payment of $143.8 million and a liability of $45.4 million for contingent consideration. The Company allocated $129.7 million of the purchase price to goodwill, $53.5 million to definite-lived intangible assets, $9.0 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. See Note 9 –Goodwill and Other Intangibles, Net, for additional information.
Other Prior Period Acquisitions
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
The Company recorded purchase accounting adjustments during the twelve months ended December 31, 2024 related to acquisitions which were completed during the fourth quarter of 2023 and for which the Company’s purchase accounting analysis was finalized in 2024. These adjustments resulted in a $39.3 million increase in customer relationships, a $9.7 million increase in liabilities for contingent consideration, a $12.5 million decrease in technology, and a $17.1 million decrease in goodwill. The intangible assets are composed primarily of client relationships which were assigned useful lives of 15 years. See Note 9 – Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2024 or 2023.
The Company’s fair value measurements are evaluated within the fair value hierarchy based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2024 and 2023, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents primarily include money market funds which are short term in nature with readily determinable values derived from active markets.
Cash Equivalents Segregated Under Federal or Other Regulations — The Company’s cash equivalents segregated under federal or other regulations include U.S. treasury bills, which are short term in nature with readily determinable values derived from active markets.
Restricted Cash— The Company’s restricted cash is primarily composed of U.S. government obligations and money market funds which are short term in nature with readily determinable values derived from active markets.
Trading Securities and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2024 and 2023, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in life insurance, money market and other mutual funds, which are actively traded and valued based on quoted market prices, and (2) certain non-traded real estate investment trusts, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2024 and 2023, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using probability weighted, Monte-Carlo simulation, and discounted cash flows models. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to project future revenue or asset growth, conversion or retention rates, and discount rates which are based on the cost of debt and equity. These projections are measured against the performance targets specified in each respective acquisition agreement, which may include growth in assets under management, net new assets, asset conversion or retention, or revenue growth. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2024	Type	Valuation Techniques	Unobservable Inputs	Range
$170,343	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	2.0%	-	29.5%
			Discount Rate	10.5%	-	18.0%
			Equivalency Rate(1)	4.9%	-	5.8%
26,555	Contingent Consideration	Probability Weighted Expected Return Method	Equivalency Rate(1)	5.7%	-	5.7%
			Conversion Rate	—%	-	100.0%
$196,898
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2023	Type	Valuation Techniques	Unobservable Inputs	Range
$114,844	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	12.0%	-	29.5%
			Discount Rate	13.6%	-	15.7%
4,000	Contingent Consideration	Discounted Cash Flow Model	Discount Rate	9.3%	-	9.3%
$118,844

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Balance - January 1	$118,844	$3,860
Additions	97,333	88,132
Payments	(61,000)	—
Fair value adjustments	41,721	26,852
Balance - December 31	$196,898	$118,844

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53,672	$—	$—	$53,672
Cash equivalents segregated under federal or other regulations	672,164	—	—	672,164
Restricted cash	100,368	—	—	100,368
Investment securities - trading:
Mutual funds	13,627	—	—	13,627
U.S. treasury obligations	28,511	—	—	28,511
Money market funds	110	—	—	110
Equity securities	8	—	—	8
Debt securities	—	11	—	11
Total investment securities - trading	42,256	11	—	42,267
Other assets:
Deferred compensation plan	856,843	—	—	856,843
Fractional shares - investment(1)	278,683	—	—	278,683
Other investments	—	3,989	—	3,989
Total other assets	1,135,526	3,989	—	1,139,515
Total assets at fair value	$2,003,986	$4,000	$—	$2,007,986
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$151	$—	$—	$151
Debt securities	—	18	—	18
Total securities sold, but not yet purchased	151	18	—	169
Fractional shares - repurchase obligation(1)	278,683	—	—	278,683
Contingent consideration	—	—	196,898	196,898
Total other liabilities	278,834	18	196,898	475,750
Total liabilities at fair value	$278,834	$18	$196,898	$475,750
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$166	$—	$—	$166
Cash equivalents segregated under federal or other regulations	720,077	—	—	720,077
Restricted cash	103,226	—	—	103,226
Investment securities - trading:
Mutual funds	50,518	—	—	50,518
U.S. treasury obligations	25,388	—	—	25,388
Money market funds	107	—	—	107
Equity securities	43	—	—	43
Debt securities	—	32	—	32
Total investment securities — trading	76,056	32	—	76,088
Other assets:
Deferred compensation plan	677,548	—	—	677,548
Fractional shares - investment(1)	177,131	—	—	177,131
Other investments	—	3,960	—	3,960
Total other assets	854,679	3,960	—	858,639
Total assets at fair value	$1,754,204	$3,992	$—	$1,758,196
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	487	—	—	487
Mutual funds	55	—	—	55
Total securities sold, but not yet purchased	542	—	—	542
Fractional shares - repurchase obligation(1)	177,131	—	—	177,131
Contingent consideration	—	—	118,844	118,844
Total other liabilities	177,673	—	118,844	296,517
Total liabilities at fair value	$177,673	$—	$118,844	$296,517
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

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$913,407	$913,407	$—	$—	$913,407
Cash segregated under federal or other regulations	925,085	925,085	—	—	925,085
Restricted cash	19,356	19,356	—	—	19,356
Receivables from clients, net	633,834	—	633,834	—	633,834
Receivables from brokers, dealers and clearing organizations	76,545	—	76,545	—	76,545
Advisor repayable loans, net(1)	360,760	—	—	281,146	281,146
Other receivables, net	902,777	—	902,777	—	902,777
Investment securities - held-to-maturity securities	15,214	—	15,190	—	15,190
Other assets:
Deferred compensation plan(2)	8,742	8,742	—	—	8,742
Securities borrowed	4,811	—	4,811	—	4,811
Other investments(3)	7,706	—	7,706	—	7,706
Total other assets	21,259	8,742	12,517	—	21,259
Liabilities
Client payables	$1,898,665	$—	$1,898,665	$—	$1,898,665
Payables to brokers, dealers and clearing organizations	129,228	—	129,228	—	129,228
Corporate debt and other borrowings, net	5,494,724	—	5,480,389	—	5,480,389

December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$465,505	$465,505	$—	$—	$465,505
Cash segregated under federal or other regulations	1,287,235	1,287,235	—	—	1,287,235
Restricted cash	4,954	4,954	—	—	4,954
Receivables from clients, net	588,585	—	588,585	—	588,585
Receivables from brokers, dealers and clearing organizations	50,069	—	50,069	—	50,069
Advisor repayable loans, net(1)	340,985	—	—	236,888	236,888
Other receivables, net	743,317	—	743,317	—	743,317
Investment securities - held-to-maturity securities	15,223	—	15,079	—	15,079
Other assets:
Securities borrowed	4,334	—	4,334	—	4,334
Deferred compensation plan(2)	6,217	6,217	—	—	6,217
Other investments(3)	4,695	—	4,695	—	4,695
Total other assets	15,246	6,217	9,029	—	15,246
Liabilities
Client payables	$2,266,176	$—	$2,266,176	$—	$2,266,176
Payables to brokers, dealers and clearing organizations	163,337	—	163,337	—	163,337
Corporate debt and other borrowings, net	3,734,111	—	3,680,199	—	3,680,199
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

The following table summarizes investment securities (in thousands):

	December 31,
	2024	2023
Trading securities - at fair value:
U.S. treasury obligations	$28,511	$25,388
Mutual funds	13,627	50,518
Money market funds	110	107
Equity securities	8	43
Debt securities	11	32
Total trading securities	$42,267	$76,088
Held-to-maturity securities - at amortized cost:
U.S. government notes	$15,214	$15,223
Total held-to-maturity securities	$15,214	$15,223
Total investment securities	$57,481	$91,311
At December 31, 2024, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,060	$10,154	$—	$—	$15,214
U.S. government notes — at fair value	$5,055	$10,135	$—	$—	$15,190
NOTE 7 - RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers, and clearing organizations were as follows (in thousands):

	December 31,
	2024	2023
Receivables:
Receivables from clearing organizations	$68,962	$39,968
Securities failed-to-deliver	7,009	8,425
Receivables from brokers and dealers	574	1,676
Total receivables	$76,545	$50,069
Payables:
Payables to brokers and dealers	$77,440	$101,052
Payables to clearing organizations	33,229	34,879
Securities failed-to-receive	18,559	27,406
Total payables	$129,228	$163,337

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows at December 31, 2024 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$1,628,889	$(871,226)	$757,663
Computers and software	519,209	(339,553)	179,656
Buildings	107,873	(23,254)	84,619
Leasehold improvements	107,359	(61,142)	46,217
Furniture and equipment	100,399	(89,084)	11,315
Land	4,678	—	4,678
Work in progress(1)	125,879	—	125,879
Total property and equipment, net	$2,594,286	$(1,384,259)	$1,210,027
____________________
(1)    Work in progress includes $102.4 million of internal software in development and related hardware and software at December 31, 2024.
The components of property and equipment, net were as follows at December 31, 2023 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$1,232,159	$(648,972)	$583,187
Computers and software	354,966	(262,051)	92,915
Buildings	107,873	(19,379)	88,494
Leasehold improvements	94,938	(49,496)	45,442
Furniture and equipment	86,203	(77,593)	8,610
Land	4,678	—	4,678
Work in progress(1)	109,765	—	109,765
Total property and equipment, net	$1,990,582	$(1,057,491)	$933,091
(1)    Work in progress includes $34.6 million of internal software in development and related hardware and software at December 31, 2023.
Depreciation and amortization was $308.5 million, $247.0 million and $199.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 9 - GOODWILL AND OTHER INTANGIBLES, NET
During the year ended December 31, 2024, the Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2022	$1,642,468
Goodwill acquired	214,180
Balance at December 31, 2023	1,856,648
Goodwill acquired	333,205
Purchase accounting adjustments	(16,980)
Balance at December 31, 2024	$2,172,873

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of other intangibles, net were as follows at December 31, 2024 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$1,626,281	$(699,385)	$926,896
Client relationships	12.7	581,519	(86,292)	495,227
Product sponsor relationships	1.3	234,086	(220,880)	13,206
Technology	7.6	20,930	(13,090)	7,840
Total definite-lived intangible assets, net		$2,462,816	$(1,019,647)	$1,443,169
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,482,988
____________________
(1)    During the year ended December 31, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2023 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	7.3	$935,478	$(614,277)	$321,201
Product sponsor relationships	2.2	234,086	(209,076)	25,010
Client relationships	12.6	313,585	(51,328)	262,257
Technology	8.7	33,460	(10,162)	23,298
Total definite-lived intangibles, net		$1,516,609	$(884,843)	$631,766
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$671,585
(1)During the year ended December 31, 2023, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $135.2 million, $107.2 million and $87.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Future amortization is estimated as follows (in thousands):

2025 - remainder	$163,027
2026	124,770
2027	119,621
2028	113,830
2029	105,152
Thereafter	816,769
Total	$1,443,169

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	December 31,
	2024	2023
Other assets:
Deferred compensation	$865,585	$683,765
Prepaid assets	194,690	173,039
Fractional shares - investment	278,683	177,131
Deferred tax assets, net	129,902	167,450
Operating lease assets	119,144	93,797
Referral fee	85,780	57,027
Debt issuance costs, net	14,154	9,065
Other	127,801	28,747
Total other assets	$1,815,739	$1,390,021

Other liabilities:
Deferred compensation	$862,698	$684,178
Unearned revenue	207,563	156,214
Operating lease liabilities	147,718	123,477
Fractional shares - repurchase obligation	278,683	177,131
Finance lease liabilities	105,123	105,465
Taxes payable	134,815	24,522
Contingent consideration	196,898	118,844
Other	18,241	50,542
Total other liabilities	$1,951,739	$1,440,373

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	December 31, 2024			December 31, 2023
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+147.5 bps	6.000%	$—		—%	12/5/2026
Term Loan B(1)	—	SOFR+185 bps	6.403%	1,027,200	SOFR+185 bps	7.206%	11/12/2026
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	—	—	—%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	—	—	—%	5/20/2034
Total Corporate Debt	4,470,000			3,477,200
Less: Unamortized Debt Issuance Cost	(22,276)			(23,089)
Corporate debt, net	$4,447,724			$3,454,111
Other Borrowings
Revolving Credit Facility	1,047,000	ABR+37.5 bps / SOFR+147.5 bps	6.007%	280,000	ABR+37.5 bps / SOFR+147.5 bps	6.966%	5/20/2029
Total other borrowings	$1,047,000			$280,000
Corporate Debt and Other Borrowings, Net	$5,494,724			$3,734,111
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The minimum calendar year payments and maturities of the corporate debt and other borrowings as of December 31, 2024 were as follows (in thousands):

2025	$—
2026	1,020,000
2027	900,000
2028	750,000
2029	1,947,000
Thereafter	900,000
Total	$5,517,000
The following table presents amounts outstanding and available under the Company’s external lines of credit at December 31, 2024 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$1,047	$1,203
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2025	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Refinanced Existing Term Loan B Facility with Term Loan A Facility
On December 5, 2024, LPLH refinanced its existing $1.0 billion Term Loan B facility (the “Term Loan B”) with a new $1.0 billion Term Loan A facility (the “Term Loan A”). Term Loan A will mature on December 5, 2026 and will bear interest at a floating rate equal to either (i) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin or (ii) the alternate base rate plus an applicable margin, in each case, with such applicable margin determined based on the Company’s senior unsecured debt rating issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. Term Loan A will bear interest at the Adjusted Term SOFR Rate (which includes a 10 basis points per annum credit spread adjustment) plus 137.5 basis points per annum, compared to the Adjusted Term SOFR Rate plus 175 basis points per annum under the Term Loan B. The Adjusted Term SOFR Rate is subject to an interest rate floor of 0.0%, and the alternative base rate is subject to an interest rate floor of 1.0%.
Issuance of 2027 Senior Notes and 2034 Senior Notes
On May 20, 2024, LPLH issued $500.0 million in aggregate principal amount of 5.700% senior notes due 2027 (“2027 Senior Notes”) and $500.0 million in aggregate principal amount of 6.000% senior notes due 2034 (the “2034 Senior Notes” and, together with the 2027 Notes, the “Senior Notes”). The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used a portion of the proceeds from the issuance to repay borrowings made under its senior unsecured revolving credit facility and to finance the Atria acquisition.
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
Issuance of 2028 Senior Notes
LPLH issued $750.0 million in aggregate principal amount of 6.750% senior notes on November 17, 2023 at 99.929% (“2028 Senior Notes”). The 2028 Senior Notes are unsecured obligations that will mature on November 17, 2028, and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used the proceeds from the issuance to repay borrowings made under its senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 2028 Senior Notes, the Company incurred $6.3 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition.
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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2024, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Broker-Dealer Revolving Credit Facility
On May 20, 2024, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 19, 2025. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.6 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of December 31, 2024.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of December 31, 2024. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at December 31, 2024 or December 31, 2023.
NOTE 12 - LEASES
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 1 to 12 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
Finance lease assets are included in property and equipment, net in the consolidated statements of financial condition and were $84.6 million and $88.5 million at December 31, 2024 and December 31, 2023, respectively.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$21,274	$19,303	$21,862
Finance lease cost:
Amortization of right-of-use assets	$3,876	$3,876	$4,753
Interest on lease liabilities	8,385	8,382	8,417
Total finance lease cost	$12,261	$12,258	$13,170
Supplemental weighted-average information related to leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Finance leases	21.8	22.8
Operating leases	5.0	5.2
Weighted-average discount rate:
Finance leases	7.94%	7.94%
Operating leases	6.55%	6.80%

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$36,429	$8,879
2026	35,485	9,035
2027	34,412	9,193
2028	33,970	9,354
2029	16,463	9,517
Thereafter	18,233	187,662
Total lease payments	174,992	233,640
Less imputed interest	27,274	128,517
Total	$147,718	$105,123
NOTE 13 - INCOME TAXES
The components of the provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current provision for income taxes:
Federal	$325,858	$355,393	$276,499
State	84,662	91,586	82,801
Total current provision for income taxes	410,520	446,979	359,300
Deferred (benefit) provision for income taxes:
Federal	(66,056)	(56,539)	(69,656)
State	(10,188)	(11,915)	(23,693)
Total deferred (benefit) provision for income taxes	(76,244)	(68,454)	(93,349)
Provision for income taxes	$334,276	$378,525	$265,951
The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates:

	Years Ended December 31,
	2024	2023	2022
Federal statutory income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.2	5.0	4.2
Non-deductible expenses	0.2	0.9	0.3
Federal research and development credits	(0.7)	(0.6)	(0.4)
Share-based compensation	(0.8)	(0.2)	(1.8)
Other	0.1	0.1	0.6
Effective income tax rates	24.0%	26.2%	23.9%
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$230,757	$183,054
Operating lease liabilities	40,240	33,319
Tax credit carryforwards	24,244	35,200
Finance lease liabilities	28,383	28,475
Forgivable loans	41,003	23,864
Capitalized research and development expenditures	22,164	19,294
Accrued liabilities	29,813	18,973
Share-based compensation	15,323	15,254
Other	19,329	9,275
Deferred tax assets	451,256	366,708
Less: valuation allowance	(23,215)	(33,922)
Total deferred tax assets	428,041	332,786
Deferred tax liabilities:
Internally developed software	(43,053)	(58,020)
Depreciation of property and equipment	(55,334)	(48,036)
Amortization of other intangibles	(147,574)	(31,801)
Operating lease assets	(32,167)	(25,488)
Other	(20,011)	(1,991)
Total deferred tax liabilities	(298,139)	(165,336)
Deferred tax assets, net	$129,902	$167,450
The decrease in deferred tax assets, net as of December 31, 2024 compared to December 31, 2023 was primarily driven by the 2024 stock acquisition of Atria and the basis difference in net assets acquired.
At December 31, 2024, there were $23.2 million of tax credits that can be carried forward 15 years and will begin to expire during 2032, and $1.0 million of tax credits that can be carried forward 10 years and will begin to expire during 2032. We believe that it is more likely than not that the tax credit carryforwards will not be realized and have recorded a valuation allowance of $23.2 million on the deferred tax assets related to these tax credit carryforwards.
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2024	2023	2022
Balance — beginning of year	$61,592	$52,270	$57,014
Increases for tax positions taken during the current year	7,795	10,433	8,365
Increases for tax positions taken in the prior years	2,950	10,606	6,412
Reductions as a result of a lapse of the applicable statute of limitations and decreases in prior-year tax positions	(25,818)	(11,717)	(19,521)
Balance — end of year	$46,519	$61,592	$52,270
At December 31, 2024 and 2023, there were $40.1 million and $54.7 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2024 and 2023, the liability for

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

unrecognized tax benefits included accrued interest of $9.4 million and $8.0 million, respectively, and penalties of $4.1 million and $5.5 million, respectively.
The Company and its subsidiaries file federal, state and local income tax returns, which are subject to routine examinations by the respective taxing authorities. The Company is not currently under exam for federal purposes. The tax years of 2021 to 2023 remain open to examination in the federal jurisdiction. The tax years of 2012 to 2023 remain open to examination in the state jurisdictions. In the next 12 months it is reasonably possible that the Company may realize a reduction in unrecognized tax benefits of $14.2 million related to settlements and the statute of limitations expiration in federal and various state jurisdictions.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2024 (in thousands):

2025	$120,073
2026	69,142
2027	41,129
2028	6,734
2029	7,206
Thereafter	7,710
Total	$251,994
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at December 31, 2024 or 2023.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In February 2023, the Company received a request for information from the SEC in connection with an investigation of certain elements of the Company’s Anti-Money Laundering compliance program. In 2024, the SEC proposed a resolution under which the Company would pay an $18.0 million civil monetary penalty. As a result, the Company recorded $18.0 million in other expense in the consolidated statements of income for the year ended December 31, 2024. The Company reached a settlement with the staff of the SEC and paid the civil monetary penalty in January 2025.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the years presented (in thousands):

	December 31,
	2024	2023	2022
Beginning balance — January 1	$82,883	$74,071	$67,152
Losses incurred	37,392	36,319	36,462
Losses paid	(40,638)	(27,507)	(29,543)
Ending balance — December 31	$79,637	$82,883	$74,071
Other Commitments
As of December 31, 2024, the Company had approximately $568.1 million of client margin loans that were collateralized with securities having a fair value of approximately $795.3 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $437.2 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2024, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $358.1 million of client collateral.
Investment securities on the consolidated statements of financial condition include $8.5 million and $5.5 million of trading securities pledged to the Options Clearing Corporation at December 31, 2024 and 2023, respectively, and $20.0 million and $19.9 million of trading securities pledged to the National Securities Clearing Corporation at December 31, 2024 and 2023, respectively.
NOTE 15 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by LPLFH’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2024		2023		2022
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$23.6	$0.25	$20.0
Second quarter	$0.30	$22.4	$0.30	$23.1	$0.25	$20.0
Third quarter	$0.30	$22.4	$0.30	$22.8	$0.25	$20.0
Fourth quarter	$0.30	$22.5	$0.30	$22.7	$0.25	$19.9
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
As a result of the Company’s acquisition of Atria, the Company paused share repurchases during the first quarter of 2024. The Company resumed share repurchases in the fourth quarter of 2024 and repurchased 605,361 shares of common stock at a weighted-average price of $280.84 for a total of $170.0 million during the year ended December 31, 2024. As of December 31, 2024, the Company had $730.0 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.

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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 12,513,365 shares remaining available for future issuance at December 31, 2024.
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2023	546,820	$54.81
Granted	—	$—
Exercised	(265,275)	$49.45
Forfeited and Expired	(146,035)	$58.73
Outstanding — December 31, 2024	135,510	$61.08	2.81	$35,969
Exercisable — December 31, 2024	135,510	$61.08	2.81	$35,969
Exercisable and expected to vest — December 31, 2024	135,510	$61.08	2.81	$35,969
The following table summarizes information about outstanding stock options and warrants as of December 31, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	13,213	1.13	$19.85	13,213	$19.85
$25.01 - $35.00	—	0.00	$—	—	$—
$35.01 - $45.00	23,388	2.20	$39.48	23,388	$39.48
$45.01 - $65.00	3,214	0.18	$45.55	3,214	$45.55
$65.01 - $75.00	39,454	2.75	$65.50	39,454	$65.50
$75.01 - $80.00	56,241	3.65	$77.53	56,241	$77.53
	135,510	2.81	$61.08	135,510	$61.08

The Company has not granted stock options or warrants since 2019; however, during the fourth quarter of 2024, certain previously vested and outstanding stock option awards granted to the Company’s former Chief Executive Officer (“CEO”) were clawed back and certain were modified in connection with his termination for “Cause” as defined in the Company’s Executive Severance Plan, the 2010 Plan, and the 2021 Plan. The clawback of stock options resulted in $2.6 million of other income, which is recorded in other revenue in the consolidated statements of income for the year ended December 31, 2024. The modification of certain of these previously vested options resulted in $12.0 million of share-based compensation expense, which is included in compensation and benefits in

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the consolidated statements of income. The modified options were exercised in December 2024, and are included as having been exercised in the table above. Shares that were clawed back are reflected as having been forfeited in the table above.
The Company recognized no share-based compensation expense related to the vesting of stock options during the year ended December 31, 2023 and $0.2 million of share-based compensation expense relating to stock options during the year ended December 31, 2022, respectively. As of December 31, 2024, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the year ended December 31, 2024:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2023	1,568	$187.93	776,604		$206.22
Granted	7,803	$268.64	453,567		$260.15
Vested	(3,080)	$227.55	(408,277)		$190.19
Forfeited	—	$—	(199,330)		$279.18
Outstanding — December 31, 2024	6,291	$268.64	622,564	(1)	$232.67
Expected to vest — December 31, 2024	6,291	$268.64	476,750		$258.44
____________________
(1)    Includes 96,135 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $66.5 million, $57.4 million and $45.4 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, total unrecognized compensation cost for restricted stock awards and stock units was $73.3 million, which is expected to be recognized over a weighted-average remaining period of 1.90 years. The Company recognized $23.8 million of other income, with an offset to additional paid-in capital, during the three months ended December 31, 2024 relating to the clawback of restricted stock units of the Company’s former CEO’s in connection with his termination for “Cause” as defined in the Company’s Executive Severance Plan, the 2010 Plan, and the 2021 Plan. The related shares have been reflected as having been forfeited in the table above.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $2.8 million, $2.6 million and $2.6 million related to the vesting of these awards during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $7.2 million, which is expected to be recognized over a weighted-average remaining period of 2.30 years.
Employee Incentives and Benefit Plans
The Company sponsors a 401(k) defined contribution plan sponsored for all employees meeting eligibility requirements. The Company matches eligible employee contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $35.8 million, $30.3 million and $24.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
The Company established its Employee Stock Purchase Plan (the “ESPP”) as a benefit to enable eligible employees to purchase common stock of LPLFH at a discount from the market price through payroll deductions,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

subject to limitations. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $10.5 million, $8.7 million and $4.4 million of share-based compensation expense related to the ESPP during the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s 2012 Employee Stock Purchase Plan was replaced by its 2021 Employee Stock Purchase Plan in May 2021.
The Company sponsors a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $817.5 million and $652.3 million at December 31, 2024 and 2023, respectively, which is included in other liabilities in the consolidated statements of financial condition. The cash value of the related trust assets was $818.4 million and $651.1 million at December 31, 2024 and 2023, respectively, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and may receive a return based on the allocation of notional investments offered under the plan. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2024, the Company has recorded assets of $47.2 million and liabilities of $45.2 million, which are included in other assets and other liabilities, respectively, in the consolidated statements of financial condition. As of December 31, 2023, the Company had recorded assets of $32.7 million and liabilities of $31.9 million.
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

	Years Ended December 31,
	2024	2023	2022
Net income	$1,058,616	$1,066,250	$845,702

Basic weighted-average number of shares outstanding	74,713	76,807	79,801
Dilutive common share equivalents	714	1,054	1,484
Diluted weighted-average number of shares outstanding	75,427	77,861	81,285

Basic earnings per share	$14.17	$13.88	$10.60
Diluted earnings per share	$14.03	$13.69	$10.40
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, stock options, warrants and stock units representing common share equivalents of 42,918 shares, 55,298 shares and 9,770 shares, respectively, were anti-dilutive.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

December 31, 2024
LPL Financial LLC
Net capital	$443,742
Less: required net capital	19,426
Excess net capital	$424,316
The Company’s subsidiary PTC also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of December 31, 2024 and 2023, the Company’s regulated subsidiaries, including LPL Financial, LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, and PTC, met all capital adequacy requirements to which they were subject.
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
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors’ clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when-issued securities. When-issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash or securities into their account prior to placing an order.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.
NOTE 20 - SEGMENT INFORMATION
On October 1, 2024, the Company’s former CEO, Dan H. Arnold, was terminated for “Cause,” and on October 21, 2024, the Board confirmed Rich Steinmeier as CEO and Matthew Audette as President and Chief Financial Officer (“CFO”). The Company has concluded that its Chief Operating Decision Maker (“CODM”) is the group that includes the CEO and the President and CFO of the Company.
These changes did not impact the Company’s determination that it has one reportable segment, given the common nature of the Company’s operations, products and services, production and distribution process, and regulatory environment. The Company provides an integrated platform of brokerage and investment advisory services to independent financial advisors and advisors at financial institutions from which the Company derives its revenues and incurs expenses. For additional information see Note 3 - Revenue.
The CODM regularly reviews pre-tax net income as presented on the Company’s consolidated statements of income for purposes of assessing performance and making decisions about resource allocation. Expenses regularly reviewed by the CODM include those line items reported on the Company’s consolidated statements of income, the most significant of which include advisory and commission, compensation and benefits, and promotional expenses. See our consolidated financial statements in Part II, “Item 8. Financial Statements and Supplementary Data” and Note 2 - Summary of Significant Accounting Policies for additional information about these line items and the related accounting policies.
NOTE 21 - SUBSEQUENT EVENTS
The Company’s Board declared a cash dividend of $0.30 per share on the Company’s outstanding common stock to be paid on March 25, 2025 to all stockholders of record on March 11, 2025.

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
Change in Internal Control over Financial Reporting
Other than the integration of Atria discussed below, there were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.
On October 1, 2024, we completed the acquisition of Atria Wealth Solutions, Inc. (“Atria”), a wealth management solutions holding company headquartered in New York. See Note 4 – Acquisitions, within the notes to the consolidated financial statements for additional information. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that a recently acquired business may be omitted from the scope of an assessment of Internal Controls Over Financial Reporting (“ICFR”) for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of ICFR as of the balance sheet date does not include Atria. Total assets and total revenues of the acquired entity that were excluded from our assessment of ICFR constitute approximately 8.2% and 1.6% of the consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2024. The Company expects to transition Atria’s underlying operations to the Company’s platform and existing control environment in 2025.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those consolidated financial statements.
As described in management’s annual report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Atria Wealth Solutions, Inc. (“Atria”), which was acquired on October 1, 2024, and whose financial statements constitute approximately 8.2% and 1.6% of the consolidated total assets and total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Atria.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 20, 2025

Item 9B.  Other Information
During the three months ended December 31, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading arrangements”). The table below sets forth certain information regarding such Rule 10b5-1 trading arrangements:

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Matthew Audette, President and Chief Financial Officer	November 6, 2024	February 5, 2025	July 17, 2025	38,103	Sale
Matthew Enyedi, Managing Director, Client Success	November 11, 2024	February 10, 2025	December 31, 2025	5,154	Sale
Richard Steinmeier, Chief Executive Officer	November 19, 2024	February 18, 2025	May 16, 2025	3,500	Sale
Aneri Jambusaria, Managing Director, Wealth Management	December 11, 2024	March 14, 2025	February 27, 2026	640	Sale
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
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2024.
Items 11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

4.6
Second Supplemental Indenture, dated as of May 20, 2024, among LPL Holdings, U.S. Bank Trust Company, National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on May 20, 2024, File No. 001-34963).

4.7
Third Supplemental Indenture, dated as of May 20, 2024, among LPL Holdings, U.S. Bank Trust Company, National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on May 20, 2024, File No. 001-34963).

4.8	Description of Registrant’s Securities.*
10.1	Form of Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
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

Exhibit No.	Description of Exhibit
10.10	LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
10.11	LPL Financial Holdings Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
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

10.15	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 9, 2024.*
10.16	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan, as amended May 9, 2024 (incorporated by reference to the Form 10-Q filed on July 30, 2024, File No. 001-34963).
10.17	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 9, 2024 (incorporated by reference to the Form 10-Q filed on July 30, 2024, File No. 001-34963).
10.18	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017 (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).
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

10.27
Eighth Amendment, dated May 20, 2024, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time (incorporated by reference to the Form 8-K filed on May 20, 2024, File No. 001-34963).

10.28
Ninth Amendment, dated December 5, 2024, among LPL Financial Holdings Inc., LPL Holdings, Inc., the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time (incorporated by reference to the Form 8-K filed on December 5, 2024, File No. 001-34963).

10.29
BETA Services First Amended and Restated Master Subscription Agreement, dated as of January 29, 2021, between LPL Financial LLC and Refinitiv US LLC (incorporated by reference to the Form 10-Q filed on May 4, 2021, File No. 001-34963).†

10.30	Separation Agreement and General Release, dated December 8, 2024, between Dan H. Arnold and LPL Financial Holdings Inc.*
19.1	LPL Financial Holdings Inc. Insider Trading Policy*
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
22.1	List of subsidiary guarantors and issuers of guaranteed securities.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description of Exhibit
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	LPL Financial Holdings Inc. Clawback Policy (incorporated by reference to the Form 10-K filed on February 21, 2024, File No. 001-34963).
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Richard Steinmeier
Richard Steinmeier
Chief Executive Officer
Dated: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Steinmeier
Richard Steinmeier	Chief Executive Officer (Principal Executive Officer)	February 20, 2025

/s/ Matthew J. Audette
Matthew J. Audette	President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 20, 2025

/s/ Edward C. Bernard
Edward C. Bernard	Director	February 20, 2025

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 20, 2025

/s/ William F. Glavin, Jr.
William F. Glavin, Jr.	Director	February 20, 2025

/s/ Albert J. Ko
Albert J. Ko	Director	February 20, 2025

/s/ Allison H. Mnookin
Allison H. Mnookin	Director	February 20, 2025

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 20, 2025

/s/ James S. Putnam
James S. Putnam	Director	February 20, 2025

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 20, 2025

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 20, 2025