Form 10-Q
period 2025-03-31
LPL Financial Holdings Inc.
filed 2025-05-09
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 7, 2025 was 79,975,719.

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
•the expected closing of the Company’s acquisition of Commonwealth Financial Network (“Commonwealth”);
•the use of proceeds from the issuance of common stock and senior notes to fund a portion of the cash consideration payable in connection with the acquisition of Commonwealth;
•the expected conversion, transition and onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity, including the conversion of assets of the broker-dealers and investment advisors acquired in connection with our acquisitions of Atria Wealth Solutions, Inc. (“Atria”) and Commonwealth;
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

These forward-looking statements reflect the Company’s expectations and objectives as of May 9, 2025. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•the choice by clients of acquired, recruited or transitioned advisors not to open brokerage and/or advisory accounts at the Company;
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
•whether advisors affiliated with Atria or Commonwealth will transition registration to the Company and whether assets reported as serviced by such financial advisors will translate into assets of the Company;
•the failure to satisfy the closing conditions applicable to the purchase agreement between the Company and Commonwealth, including regulatory approvals;
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
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC, LPL Enterprise, LLC, The Private Trust Company, N.A., and certain of Atria Wealth Solutions, Inc.’s introducing broker-dealer subsidiaries, in excess of the capital requirements of the Company’s Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
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
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We support more than 29,000 financial advisors, and the wealth management practices of approximately 1,200 financial institutions, servicing and custodying approximately $1.8 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
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

Significant Events
Entered into a definitive purchase agreement to acquire Commonwealth Financial Network (“Commonwealth”)
On March 31, 2025, the Company announced that it had entered into a definitive purchase agreement to acquire Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, for $2.7 billion. As part of the agreement, we expect Commonwealth to transition its advisory and brokerage assets to the Company’s platform. The transaction is expected to close in the second half of 2025 and the conversion to the Company’s platform is expected to be completed in mid-2026, in each case subject to the receipt of regulatory approvals and other conditions.

The Company will finance this transaction through a combination of corporate cash and the proceeds from completed debt and equity issuances. On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share, and on April 3, 2025, the Company completed the issuance and sale of $500.0 million in aggregate principal amount of 4.900% senior unsecured notes due 2028, $500.0 million in aggregate principal amount of 5.150% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2035. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net, and Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
Completed a $1.25 billion debt offering
On February 26, 2025, the Company completed the issuance and sale of $750.0 million in aggregate principal amount of 5.200% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.650% senior unsecured notes due 2035. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Executive Summary
Financial Highlights
Results for the first quarter of 2025 included net income of $318.6 million, or $4.24 per diluted share, which compares to $288.8 million, or $3.83 per diluted share, for the first quarter of 2024.
Asset Trends
Total advisory and brokerage assets served were $1.8 trillion at March 31, 2025, compared to $1.4 trillion at March 31, 2024. Total net new assets were $78.8 billion for the three months ended March 31, 2025, compared to $16.7 billion for the same period in 2024.
Net new advisory assets were $37.6 billion for the three months ended March 31, 2025, compared to $16.2 billion for the same period in 2024. Advisory assets were $977.4 billion, or 55% of total advisory and brokerage assets served, at March 31, 2025, up 23% from $793.0 billion at March 31, 2024.
Net new brokerage assets were $41.2 billion for the three months ended March 31, 2025, compared to $0.5 billion for the same period in 2024. Brokerage assets were $817.5 billion at March 31, 2025, up 26% from $647.9 billion at March 31, 2024.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.3 billion for the three months ended March 31, 2025, an increase of 19% from $1.1 billion for the three months ended March 31, 2024. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended March 31, 2025, we paid stockholders cash dividends of $22.4 million and repurchased 289,371 of our outstanding shares for a total of $100.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Operating Metrics (dollars in billions)(1)	2025	2024	2024
Advisory and Brokerage Assets(2)
Advisory assets	$977.4	$957.0	$793.0
Brokerage assets	817.5	783.7	647.9
Total Advisory and Brokerage Assets	$1,794.9	$1,740.7	$1,440.9
Advisory as a % of total Advisory and Brokerage Assets	54.5%	55.0%	55.0%

Net New Assets(3)
Net new advisory assets	$37.6	$71.1	$16.2
Net new brokerage assets	41.2	86.2	0.5
Total Net New Assets	$78.8	$157.3	$16.7

Organic Net New Assets
Organic net new advisory assets	$35.7	$49.3	$16.2
Organic net new brokerage assets	35.2	18.8	0.5
Total Organic Net New Assets	$70.9	$68.0	$16.7

Organic advisory net new assets annualized growth(4)	14.9%	22.1%	8.8%
Total organic net new assets annualized growth(4)	16.3%	17.1%	4.9%

Client Cash Balances
Insured cash account sweep	$36.1	$38.3	$32.6
Deposit cash account sweep	10.7	10.7	9.2
Total Bank Sweep	46.8	49.0	41.8
Money market sweep	4.3	4.3	2.4
Total Client Cash Sweep Held by Third Parties	51.1	53.3	44.2
Client cash account	1.9	1.8	2.1
Total Client Cash Balances	$53.1	$55.1	$46.3
Client Cash Balances as a % of Total Assets	3.0%	3.2%	3.2%

Net buy (sell) activity(5)	$42.0	$38.3	$37.8

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Business and Financial Metrics (dollars in millions)	2025	2024	2024
Advisors	29,493	28,888	22,884
Average total assets per advisor(6)	$60.9	$60.3	$63.0

Share repurchases	$100.0	$100.0	$70.0
Dividends	$22.4	$22.5	$22.4
Leverage ratio(7)	1.82	1.89	1.65

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2025	2024
Total revenue	$3,670.0	$2,832.6
Net income	$318.6	$288.8
Earnings per share (“EPS”), diluted	$4.24	$3.83
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$5.15	$4.21
Gross profit(9)	$1,272.7	$1,066.4
Adjusted EBITDA(10)	$682.4	$540.5
Core G&A(11)	$413.1	$363.5
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), as well as assets under custody of a third-party custodian related to Atria’s seven introducing broker-dealer subsidiaries. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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

	March 31,	December 31,	March 31,
Credit Agreement Net Debt Reconciliation	2025	2024	2024
Corporate debt and other borrowings	$5,720.0	$5,517.0	$3,875.5
Corporate Cash(12)	(620.6)	(479.4)	(311.1)
Credit Agreement Net Debt(†)	$5,099.4	$5,037.6	$3,564.5

	March 31,	December 31,	March 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2025	2024	2024
Net income	$1,088.4	$1,058.6	$1,016.1
Interest expense on borrowings	300.0	274.2	207.7
Provision for income taxes	347.5	334.3	358.3
Depreciation and amortization	333.7	308.5	258.1
Amortization of other intangibles	149.2	135.2	112.7
EBITDA(†)	$2,218.8	$2,110.8	$1,952.9
Credit Agreement Adjustments:
Acquisition costs and other(13)	$249.9	$223.6	$117.2
Employee share-based compensation	84.7	89.0	70.7
M&A accretion(14)	237.2	235.0	17.0
Advisor share-based compensation	2.7	2.6	2.6
Loss on extinguishment of debt	4.0	4.0	—
Credit Agreement EBITDA(†)	$2,797.3	$2,665.0	$2,160.5

	March 31,	December 31,	March 31,
	2025	2024	2024
Leverage Ratio	1.82	1.89	1.65
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

	Three Months Ended March 31,
	2025		2024
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$318.6	$4.24	$288.8	$3.83
Amortization of other intangibles	43.5	0.58	29.6	0.39
Acquisition costs(15)	48.5	0.65	9.5	0.13
Tax benefit	(23.9)	(0.32)	(10.3)	(0.14)
Adjusted Net Income / Adjusted EPS(†)	$386.7	$5.15	$317.5	$4.21
Weighted-average shares outstanding, diluted	75.1		75.5
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

	Three Months Ended March 31,
Gross Profit	2025	2024
Total revenue	$3,670.0	$2,832.6
Advisory and commission expense	2,353.9	1,733.5
Brokerage, clearing and exchange expense	44.1	30.5
Employee deferred compensation	(0.7)	2.1
Gross Profit(†)	$1,272.7	$1,066.4
_______________________________
(†)    Totals may not foot due to rounding.
(10)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
EBITDA Reconciliation	2025	2024
Net income	$318.6	$288.8
Interest expense on borrowings	85.9	60.1
Provision for income taxes	98.7	85.4
Depreciation and amortization	92.4	67.2
Amortization of other intangibles	43.5	29.6
EBITDA	$639.0	$531.0
Acquisition costs excluding interest(15)	43.4	9.5
Adjusted EBITDA(†)	$682.4	$540.5
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

	Three Months Ended March 31,
Core G&A Reconciliation	2025	2024
Total expense	$3,252.8	$2,458.4
Advisory and commission	(2,353.9)	(1,733.5)
Depreciation and amortization	(92.4)	(67.2)
Interest expense on borrowings	(85.9)	(60.1)
Brokerage, clearing and exchange	(44.1)	(30.5)
Amortization of other intangibles	(43.5)	(29.6)
Employee deferred compensation	0.7	(2.1)
Total G&A(†)	633.7	535.4
Promotional (ongoing)(16)	(151.9)	(132.3)
Acquisition costs excluding interest(15)	(43.4)	(9.5)
Employee share-based compensation	(18.4)	(22.6)
Regulatory charges	(6.9)	(7.5)
Core G&A(†)	$413.1	$363.5
_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)Acquisition costs and other for the twelve months ending March 31, 2025 and December 31, 2024 primarily include costs related to the acquisition of Atria, the integration of the strategic relationship with Prudential Financial, Inc., a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer, and an $18.0 million regulatory charge recognized related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program. Acquisition costs and other for the twelve months ending March 31, 2024 includes a $40.0 million regulatory charge related to a penalty proposed by the SEC as part of its civil investigation of the Company's compliance with records preservation requirements for business-related electronic communications stored on personal devices that have not been approved by the Company.
(14)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition. The increase in M&A accretion for the twelve months ending March 31, 2025 and December 31, 2024 as compared to the twelve months ending March 31, 2024 was primarily related to the impact of the Atria acquisition.
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended March 31,
Acquisition costs	2025	2024
Compensation and benefits	$17.4	$3.9
Promotional(16)	8.5	2.3
Fair value mark on contingent consideration	6.6	—
Professional services	6.1	3.2
Interest	5.1	—
Other	4.7	0.2
Acquisition costs(†)	$48.5	$9.5
_______________________________
(†)    Totals may not foot due to rounding.
(16)Promotional (ongoing) for the three months ended March 31, 2025 and 2024 includes $14.8 million and $8.0 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
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
Our accruals, including those established through our captive insurance subsidiary at March 31, 2025, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy contracted at an annualized pace of 0.3% in the first quarter of 2025 after growing at an annualized pace of 2.4% in the fourth quarter of 2024.

Businesses added roughly 456,000 jobs in the first quarter of 2025, lower than the 628,000 jobs added in the fourth quarter of 2024.The unemployment rate averaged 4.1% in the first quarter of 2025, consistent with the fourth quarter of 2024. The equity markets rose during January and February, however fears over rising tariffs and potential trade wars in March created a volatile market for the remainder of the quarter. The S&P 500 fell 4.3% and the Bloomberg Barclays U.S. Aggregate Bond Index rose 2.8% respectively during the first quarter of 2025.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the first quarter of 2025, Fed policymakers maintained the target federal funds rate at a range of 4.25% to 4.50%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will take into account the weakening job market, the inflation trajectory, and global financial conditions.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
REVENUE
Advisory	$1,689,245	$1,199,811	41%
Commission:
Sales-based	610,038	385,235	58%
Trailing	437,719	361,211	21%
Total commission	1,047,757	746,446	40%
Asset-based:
Client cash	392,031	352,382	11%
Other asset-based	303,210	248,339	22%
Total asset-based	695,241	600,721	16%
Service and fee	145,199	132,172	10%
Transaction	67,864	57,258	19%
Interest income, net	43,851	43,525	1%
Other	(19,150)	52,660	(136%)
Total revenue	3,670,007	2,832,593	30%
EXPENSE
Advisory and commission	2,353,925	1,733,487	36%
Compensation and benefits	305,546	274,369	11%
Promotional	145,645	126,619	15%
Depreciation and amortization	92,356	67,158	38%
Occupancy and equipment	77,240	66,264	17%
Interest expense on borrowings	85,862	60,082	43%
Amortization of other intangibles	43,521	29,552	47%
Brokerage, clearing and exchange	44,138	30,532	45%
Professional services	36,326	13,279	174%
Communications and data processing	19,506	19,744	(1%)
Other	48,689	37,315	30%
Total expense	3,252,754	2,458,401	32%
INCOME BEFORE PROVISION FOR INCOME TAXES	417,253	374,192	12%
PROVISION FOR INCOME TAXES	98,680	85,428	16%
NET INCOME	$318,573	$288,764	10%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate registered investment advisor (“RIA”) advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the three months ended March 31, 2025.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	March 31,
	2025	2024	$ Change	% Change
Corporate advisory assets	$699.1	$537.6	$161.5	30%
Independent RIA advisory assets	278.3	255.4	22.9	9%
Total advisory assets	$977.4	$793.0	$184.4	23%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2025	2024
Balance - Beginning of period	$957.0	$735.8
Net new advisory assets(1)	37.6	16.2
Market impact(2)	(17.2)	41.0
Balance - End of period	$977.4	$793.0
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
Advisory revenue increased during the three months ended March 31, 2025 as compared to the same period in 2024 due primarily to an increase in advisory asset balances and related market impacts.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Sales-based	$610,038	$385,235	$224,803	58%
Trailing	437,719	361,211	76,508	21%
Total commission revenue	$1,047,757	$746,446	$301,311	40%
The increase in sales-based commission revenue for the three months ended March 31, 2025 compared to 2024 was primarily driven by an increase in sales of annuities. The increase in trailing commission revenue for the three months ended March 31, 2025 compared to 2024 was primarily due to continued growth in trail earning assets held by customers.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2025	2024
Balance - Beginning of period	$783.7	$618.2
Net new brokerage assets(1)	41.2	0.5
Market impact(2)	(7.4)	29.2
Balance - End of period	$817.5	$647.9
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
Asset-based revenue for the three months ended March 31, 2025 increased by $94.5 million compared to 2024, primarily due to an increase in other asset-based revenue. Client cash revenue for the three months ended March 31, 2025 increased compared to 2024 due to higher average client cash balances during the three months ended March 31, 2025 as compared to 2024. For the three months ended March 31, 2025, our average client cash balances increased to $50.4 billion compared to $44.4 billion in 2024.
Service and Fee

Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three months ended March 31, 2025 increased compared to 2024, primarily due to increases in custodian fees, trading, licensing, and resource fees, and error and omission insurance fee.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three months ended March 31, 2025 increased compared to 2024, primarily due to increases in the number of transactions and transaction charges for managed assets.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue decreased for the three months ended March 31, 2025 as compared to 2024 primarily due to an increase in unrealized losses in our deferred compensation plan assets.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Payout rate	86.75%	86.64%	11 bps

Our payout rate for the three months ended March 31, 2025 increased compared to 2024, primarily due to the effect of acquisitions during the prior year.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth the number of employees for the periods presented:

	March 31,
	2025	2024	Change
Number of employees	9,118	8,252	10%
Compensation and benefits expense for the three months ended March 31, 2025 increased by $31.2 million compared to 2024, primarily due to an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three months ended March 31, 2025 increased by $19.0 million compared to 2024, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three months ended March 31, 2025 increased by $25.2 million compared to 2024, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, Term Loan A (“Term Loan A”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three months ended March 31, 2025 increased by $25.8 million compared to 2024, primarily as a result of the issuance of $1.0 billion senior unsecured notes in May 2024 and $1.25 billion senior unsecured notes in February 2025. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three months ended March 31, 2025 increased by $11.0 million compared to 2024, primarily due to increased expense related to software licenses and our technology portfolio.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three months ended March 31, 2025 increased by $13.6 million compared to 2024 primarily due to an increase in the volume of trades and expenses for quote services.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three months ended March 31, 2025 increased by $14.0 million compared to 2024, primarily due to additional intangible assets acquired from acquisitions.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three months ended March 31, 2025 increased by $23.0 million compared to 2024, primarily due to technology enhancement projects and acquisition-related support.
Other Expense
Other expense includes licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), and other miscellaneous expenses. Other expense increased by $11.4 million for the three months ended March 31, 2025 primarily due to increases in fair value adjustments to our contingent consideration liabilities and increases in licensing and insurance fees as compared to the same period in 2024. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Our effective income tax rate was 23.6% and 22.8% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The increase in our effective tax rate for the three months ended March 31, 2025 was primarily driven by lower share-based compensation tax benefits through the first quarter of 2025 as compared to the prior year.
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
Liquidity
Our liquidity needs are primarily driven by capital requirements at LPL Financial, interest due on our corporate debt and other capital returns to stockholders. Our liquidity needs at LPL Financial are driven primarily by the level and volatility of our client activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. We believe that based on current levels of cash flows from operations and anticipated growth, together with available cash balances and external liquidity sources, we have adequate liquidity to satisfy our short-term and long-term working capital needs, the payment of all of our obligations and the funding of anticipated acquisitions and other capital expenditures.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the three months ended March 31, 2025 and 2024, LPL Financial paid dividends of $150.0 million and $120.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, LPL Enterprise, The Private Trust Company, N.A. (“PTC”), and Atria’s introducing broker-dealer subsidiaries in excess of the capital requirements of the Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
The following table presents the components of Corporate Cash (in thousands):

	March 31, 2025	December 31, 2024
Cash and equivalents	$1,229,181	$967,079
Cash at regulated subsidiaries	(1,085,459)	(884,779)
Excess cash at regulated subsidiaries per the Credit Agreement	476,908	397,138
Corporate Cash	$620,630	$479,438

Corporate Cash
Cash at the Parent	$104,080	$39,782
Excess cash at regulated subsidiaries per the Credit Agreement	476,908	397,138
Cash at non-regulated subsidiaries	39,642	42,518
Corporate Cash	$620,630	$479,438
Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million of Corporate Cash to meet our near-term corporate debt obligations. Corporate Cash increased by $141.2 million during the three months ended March 31, 2025 primarily as a result of proceeds received from our $1.25 billion debt issuance in February 2025 offset by the repayment of balances outstanding on our senior unsecured revolving credit facility. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of March 31, 2025, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2025 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. The Company repurchased 289,371 shares for a total of $100.0 million during the three months ended March 31, 2025. As of March 31, 2025, we had $630.0 million remaining under our existing repurchase program; however, we have paused share repurchases as a result of our planned acquisition of Commonwealth. Subsequent to the expected closing of the transaction, we will evaluate resuming share repurchases, consistent with our existing capital management strategy. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at March 31, 2025. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at March 31, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2025
LPL Financial LLC
Net capital	$494,111
Less: required net capital	17,926
Excess net capital	$476,185
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
Our other regulated subsidiaries, including LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of March 31, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
Supplemental Guarantor Financial Information
LPL Holdings, Inc. (the “Issuer”), a wholly owned subsidiary of LPL Financial Holdings Inc. (“LPLFH” and together with the Issuer, the “Obligor Group”), has in the past, and may in the future, issue, among other things, non-convertible debt securities that include full and unconditional guarantees by LPLFH. The debt securities issued by the Issuer may be fully and unconditionally guaranteed by LPLFH. LPLFH is a Delaware holding corporation that manages substantially all of its operations through investments in subsidiaries. See Note 1 - Organization and Description of the Company and Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
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
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Three Months Ended March 31,
Combined Summarized Statements of Income	2025
Revenues(1)	$(21,115)
Revenues from non-guarantor subsidiaries	4,062
Advisory and commission expense(1)	(17,237)
Interest expense on borrowings	84,871
Expenses from non-guarantor subsidiaries	5,700
Loss before provision for income taxes	(107,914)
Net loss	(82,851)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	March 31, 2025	December 31, 2024
Cash and equivalents	$104,080	$39,782
Other receivables, net	2,202	15,032
Property and equipment, net	161,611	161,845
Goodwill	1,251,908	1,251,908
Other intangibles, net	60,493	67,486
Receivables from non-guarantor subsidiaries	154,871	148,855
Other assets	1,297,517	1,333,061
Corporate debt and other borrowings, net	5,686,678	5,494,724
Accounts payable and accrued liabilities	95,964	66,818
Payables to non-guarantor subsidiaries	79,066	101,400
Other liabilities	1,369,569	1,247,792
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
As of March 31, 2025, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	March 31, 2025
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.82
Interest Coverage (Minimum)	3.0	9.84
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
Contractual Obligations
During the three months ended March 31, 2025, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2024 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, for further detail.
Risk Management
Risk is an inherent part of our business activities. To manage risk, we have implemented an enterprise risk management (“ERM”) framework that supports a resilient and adaptive risk-focused organization, designed to enable us to navigate uncertainties, make informed and consistent decisions, and seize growth opportunities. This framework facilitates the incorporation of risk assessment into decision-making processes, enables execution of our business strategy, and protects the Company and our franchise.
Our Company-wide risk appetite statement is a crucial component of our risk governance framework. It defines the overall level and types of risk we are prepared to accept in order to achieve our strategic objectives and business plan. This statement categorizes risks into strategic, technology, regulatory compliance, operational, liquidity, reputational, credit, interest rate, and market risks.
Additionally, this framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage risk at appropriate levels throughout the Company and within various departments. We have established advisor-facing and internal written policies and procedures that govern the conduct of our advisors and employees. Our advisor-facing policies are specifically designed to provide guidelines and procedures that ensure advisors adhere to regulatory requirements and maintain ethical standards in their professional conduct while our internal policies cover a wide range of topics designed to promote compliance, consistency, risk management, and culture and values across the Company. Please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” and the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K for more information about our risks, our risk management policies and procedures, the potential related effects on our operations, and our ERM framework.
Operational Risk
Operational risk refers to the risk of loss resulting from inadequate or failed processes and/or systems as a result of external events and is inherent in all Company activities. Please consult the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K for more information about the operational risks that we face.

Regulatory and Compliance Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2024 Annual Report on Form 10-K. In recent years, and during the periods presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, the U.S. Department of Labor and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2024 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE
Advisory	$1,689,245	$1,199,811
Commission:
Sales-based	610,038	385,235
Trailing	437,719	361,211
Total commission	1,047,757	746,446
Asset-based:
Client cash	392,031	352,382
Other asset-based	303,210	248,339
Total asset-based	695,241	600,721
Service and fee	145,199	132,172
Transaction	67,864	57,258
Interest income, net	43,851	43,525
Other	(19,150)	52,660
Total revenue	3,670,007	2,832,593
EXPENSE
Advisory and commission	2,353,925	1,733,487
Compensation and benefits	305,546	274,369
Promotional	145,645	126,619
Depreciation and amortization	92,356	67,158
Interest expense on borrowings	85,862	60,082
Occupancy and equipment	77,240	66,264
Brokerage, clearing and exchange	44,138	30,532
Amortization of other intangibles	43,521	29,552
Professional services	36,326	13,279
Communications and data processing	19,506	19,744
Other	48,689	37,315
Total expense	3,252,754	2,458,401
INCOME BEFORE PROVISION FOR INCOME TAXES	417,253	374,192
PROVISION FOR INCOME TAXES	98,680	85,428
NET INCOME	$318,573	$288,764
EARNINGS PER SHARE
Earnings per share, basic	$4.27	$3.87
Earnings per share, diluted	$4.24	$3.83
Weighted-average shares outstanding, basic	74,600	74,562
Weighted-average shares outstanding, diluted	75,112	75,463
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2025	December 31, 2024
Cash and equivalents	$1,229,181	$967,079
Cash and equivalents segregated under federal or other regulations	1,513,037	1,597,249
Restricted cash	112,458	119,724
Receivables from clients, net	613,766	633,834
Receivables from brokers, dealers and clearing organizations	112,249	76,545
Advisor loans, net	2,468,033	2,281,088
Other receivables, net	939,411	902,777
Investment securities	138,007	57,481
Property and equipment, net	1,237,693	1,210,027
Goodwill	2,213,100	2,172,873
Other intangibles, net	1,570,558	1,482,988
Other assets	1,815,729	1,815,739
Total assets	$13,963,222	$13,317,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,045,285	$1,898,665
Payables to brokers, dealers and clearing organizations	252,035	129,228
Accrued advisory and commission expenses payable	303,837	323,996
Corporate debt and other borrowings, net	5,686,678	5,494,724
Accounts payable and accrued liabilities	479,803	588,450
Other liabilities	2,071,801	1,951,739
Total liabilities	10,839,439	10,386,802

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 131,194,549 shares and 130,914,541 shares issued at March 31, 2025 and December 31, 2024, respectively	131	131
Additional paid-in capital	2,089,155	2,066,268
Treasury stock, at cost — 56,611,181 shares and 56,253,909 shares at March 31, 2025 and December 31, 2024, respectively	(4,331,582)	(4,202,322)
Retained earnings	5,366,079	5,066,525
Total stockholders’ equity	3,123,783	2,930,602
Total liabilities and stockholders’ equity	$13,963,222	$13,317,404

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	288,764	288,764
Issuance of common stock to settle restricted stock units	353	—	—	144	(37,729)	—	(37,729)
Treasury stock purchases	—	—	—	296	(70,005)	—	(70,005)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,411)	(22,411)
Stock option exercises and other	119	1	5,647	(18)	628	2,672	8,948
Share-based compensation	—	—	23,335	—	—	—	23,335
BALANCE — March 31, 2024	130,705	$131	$2,016,666	55,999	$(4,101,055)	$4,354,139	$2,269,881

	Three Months Ended March 31, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	318,573	318,573
Issuance of common stock to settle restricted stock units	212	—	—	83	(29,526)	—	(29,526)
Treasury stock purchases	—	—	—	289	(100,244)	—	(100,244)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,392)	(22,392)
Stock option exercises and other	68	—	3,639	(15)	510	3,373	7,522
Share-based compensation	—		19,248	—	—	—	19,248
BALANCE — March 31, 2025	131,195	$131	$2,089,155	56,611	$(4,331,582)	$5,366,079	$3,123,783

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,573	$288,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,356	67,158
Amortization of other intangibles	43,521	29,552
Amortization of debt issuance costs	7,873	2,675
Share-based compensation	19,248	23,335
Provision for credit losses	(749)	2,668
Deferred benefit for income taxes	(72)	4
Change in estimated fair value of contingent consideration	6,594	—
Loan forgiveness	89,677	64,605
Other	2,543	9,126
Changes in operating assets and liabilities:
Receivables from clients, net	20,964	(2,754)
Receivables from brokers, dealers and clearing organizations	(35,704)	(53,167)
Advisor loans, net	(279,497)	(159,839)
Other receivables, net	(56,340)	(121,596)
Investment securities - trading	(80,960)	32,902
Other assets	(99,963)	(59,125)
Client payables	146,620	220,429
Payables to brokers, dealers and clearing organizations	122,807	27,082
Accrued advisory and commission expenses payable	(20,159)	15,543
Accounts payable and accrued liabilities	(106,819)	(115,129)
Other liabilities	148,757	154,473
Operating leases	540	(805)
Net cash provided by operating activities	339,810	425,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(119,468)	(121,024)
Acquisitions, net of cash acquired	(78,251)	(10,171)
Purchases of securities classified as held-to-maturity	(1,256)	—
Proceeds from maturities of securities classified as held-to-maturity	1,250	1,250
Capitalized interest	(1,434)	—
Net cash used in investing activities	(199,159)	(129,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	69,000	245,000
Repayments of revolving credit facilities	(1,116,000)	(124,000)
Repayment of senior secured term loans	—	(2,675)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Proceeds from senior unsecured notes	1,247,835	—
Payment of debt issuance costs	(18,817)	—
Payment of contingent consideration	(7,249)	(46,887)
Tax payments related to settlement of restricted stock units	(29,526)	(37,729)
Repurchase of common stock	(100,244)	(70,005)
Dividends on common stock	(22,392)	(22,411)
Proceeds from stock option exercises and other	7,522	8,948
Principal payment of finance leases and obligations	(156)	(88)
Net cash provided by (used in) financing activities	29,973	(49,847)
NET INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	170,624	246,109
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,684,052	2,581,163
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,854,676	$2,827,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$53,561	$43,542
Income taxes paid	$8,992	$9,205
Cash paid for amounts included in the measurement of operating lease liabilities	$8,263	$7,055
Cash paid for amounts included in the measurement of finance lease liabilities	$158	$2,175
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$35,127	$24,448
Lease assets obtained in exchange for operating lease liabilities	$25,058	$3,484
Prefunded acquisition	$70,202	$—
Contingent consideration liabilities recognized at acquisition date	$129	$19,918

	March 31,
	2025	2024
Cash and equivalents	$1,229,181	$1,102,270
Cash and equivalents segregated under federal or other regulations	1,513,037	1,610,996
Restricted cash	112,458	114,006
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,854,676	$2,827,272
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
The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the three months ended March 31, 2025 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2025	2024
Commission revenue
Annuities	$615,594	$436,473
Mutual funds	233,895	186,540
Fixed income	61,553	48,641
Equities	49,074	35,451
Other	87,641	39,341
Total commission revenue	$1,047,757	$746,446

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2025	2024
Commission revenue
Sales-based
Annuities	$365,767	$229,077
Fixed income	61,553	48,641
Mutual funds	55,607	43,496
Equities	49,074	35,451
Other	78,037	28,570
Total sales-based revenue	$610,038	$385,235
Trailing
Annuities	$249,827	$207,396
Mutual funds	178,288	143,044
Other	9,604	10,771
Total trailing revenue	$437,719	$361,211
Total commission revenue	$1,047,757	$746,446
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset-based revenue
Client cash	$392,031	$352,382
Sponsorship programs	170,538	134,101
Recordkeeping	132,672	114,238
Total asset-based revenue	$695,241	$600,721
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2025	2024
Service and fee revenue
Over time(1)	$109,758	$102,536
Point-in-time(2)	35,441	29,636
Total service and fee revenue	$145,199	$132,172
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, registration fees, and confirmation fees.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $207.6 million as of December 31, 2024 to $270.0 million as of March 31, 2025. The increase in unearned revenue for the three months ended March 31, 2025 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $206.9 million of revenue recognized during the three months ended March 31, 2025 that was included in the unearned revenue balance as of December 31, 2024.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Entered into a definitive purchase agreement to acquire Commonwealth Financial Network (“Commonwealth”)
On March 31, 2025, the Company announced that it had entered into a definitive purchase agreement to acquire Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, for $2.7 billion. As part of the agreement, the Company expects Commonwealth to transition its advisory and brokerage assets to the Company’s platform. The transaction is expected to close in the second half of 2025, and the conversion to the Company’s platform is expected to be completed in mid-2026, subject to the receipt of regulatory approvals and other conditions.

The Company will finance this transaction through a combination of corporate cash and the proceeds from completed debt and equity issuances. On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share, and on April 3, 2025, the Company completed the issuance of $500.0 million in aggregate principal amount of 4.900% senior unsecured notes due 2028, $500.0 million in aggregate principal amount of 5.150% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2035. See Note 9 - Corporate Debt and Other Borrowings, Net, and Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
Acquisitions Completed in the Current Period
During the three months ended March 31, 2025, the Company completed eleven acquisitions, nine of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Two of these acquisitions have been accounted for as business combinations and nine have been accounted for as asset acquisitions.
Business Combinations
Acquisition of The Investment Center, Inc. (“The Investment Center”)
In March 2025, the Company acquired The Investment Center for total consideration of $76.7 million, which included $70.2 million of cash and liabilities of $6.5 million for contingent consideration. The Company was introduced to The Investment Center as part of the Atria acquisition, and the cash consideration was prefunded in 2024 in conjunction with the close of the Atria acquisition. The Company expects to transition The Investment Center’s brokerage and advisory assets to the Company’s platform in the next several months. The transaction also includes potential contingent consideration of up to $10.4 million based on revenue growth in the years following the acquisition. The Company accounted for the acquisition under the acquisition method of accounting for business combinations and, at March 31, 2025, had provisionally allocated $43.9 million of the consideration to advisor relationships and $32.8 million to goodwill. The advisor relationships were assigned a useful life of 18 years. See Note 7 - Goodwill and Other Intangibles, Net for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Business Combinations
The Company accounted for one other acquisition under the acquisition method of accounting for business combinations. Total consideration for this transaction was $3.8 million, which included $1.8 million of cash, and liabilities of $2.0 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the years following the closing. This contingent consideration may be settled for amounts up to $3.7 million in the years following the closing. At March 31, 2025, the Company had provisionally allocated $3.0 million of the consideration to client relationships, which were assigned a useful life of 14 years, and $0.8 million to goodwill.
Asset Acquisitions
The Company accounted for nine other acquisitions as asset acquisitions. These transactions included total initial consideration of $95.8 million, including $93.8 million which was allocated to client relationships and $2.0 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years to 15 years, respectively, and the related transactions include potential contingent payments of up to $62.9 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
Acquisition of Atria Wealth Solutions, Inc.
On October 1, 2024 ("acquisition date"), the Company acquired 100% of the outstanding common shares of Atria, a wealth management solutions holding company headquartered in New York, in order to expand its addressable markets and complement organic growth. As part of the acquisition, the Company acquired Atria's seven introducing broker-dealer subsidiaries and expects to transition the related brokerage and advisory assets to the Company's platform in 2025.

During the three months ended March 31, 2025, the Company recorded purchase accounting adjustments that resulted in a $13.5 million decrease in advisor relationships, a $6.3 million decrease in institutional relationships, a $6.5 million decrease in other receivables, an $8.7 million decrease in other liabilities, a $4.9 million decrease in deferred tax liabilities, and a $0.9 million decrease in accounts payable and accrued liabilities. These cumulative adjustments resulted in a $6.7 million increase to goodwill.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The following table summarizes the total consideration for the transaction at the acquisition date (dollars in thousands):

Total Consideration	October 1, 2024
Cash	$853,429
Fair value of contingent consideration	29,825
Total consideration	$883,254

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company's provisional purchase price allocation at the acquisition date (dollars in thousands):

Provisional Purchase Price Allocation	October 1, 2024

Fair value of consideration transferred	$883,254
Assets
Cash and equivalents	$76,259
Restricted cash	15,866
Receivables from brokers, dealers and clearing organizations	13,734
Other receivables	35,402
Other intangibles	620,100
Other assets	25,273
Total identifiable assets acquired	$786,634
Liabilities
Accrued advisory and commission expenses payable	32,756
Accounts payable and accrued liabilities	51,573
Deferred tax liabilities	107,000
Other liabilities	17,649
Total liabilities assumed	$208,978
Net assets acquired	577,656
Goodwill	$305,598

The goodwill primarily includes synergies expected to result from combining operations. Other intangible assets comprised $195.4 million of institutional relationships and $424.7 million of advisor relationships which were each assigned useful lives of 16 years. These intangible assets were valued using the income approach and are included in the Advisor and institution relationships line item in Note 7 - Goodwill and Other Intangibles, Net. The fair value determination of institutional and advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and discount rates. Given the recent date of closing, the purchase accounting analysis is ongoing and may result in changes to the value of assets acquired and liabilities recorded, including other intangible assets and liabilities for contingent consideration.

Acquisition related costs incurred as part of the Atria acquisition during the three months ended March 31, 2025 were $12.0 million and primarily comprised amounts related to professional services, which were classified as professional services expense in the Company's condensed consolidated statements of income. Atria's results were included in the Company's condensed consolidated statements of income during the three months ended March 31, 2025. For this period, total revenues attributable to Atria were approximately $185.4 million and net income was not material.

The following table presents unaudited pro forma results as if the acquisition of Atria had occurred on January 1, 2024 (dollars in thousands):

Three Months Ended March 31,
LPL Financial and Atria Pro Forma Combined Financial Information (unaudited)	2024
Total revenue	$3,038,018
Net income	$264,385

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Atria and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors and institutions that will convert to the Company's platform in 2025, and the related interest impact of financing the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
transaction. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2024.
Other Acquisitions
During the twelve months ended December 31, 2024, the Company completed 23 other acquisitions, 22 of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for seven of these acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $113.2 million, which included $64.4 million of cash, and liabilities of $48.8 million for contingent consideration. At December 31, 2024, the Company allocated $34.3 million of the purchase price to goodwill and $78.9 million to client relationships acquired as part of these acquisitions, which included a provisional allocation of $3.8 million to goodwill and $11.3 million to client relationships for acquisitions completed in the fourth quarter for which purchase accounting is not yet complete. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for 16 other acquisitions as asset acquisitions during the year ended December 31, 2024. These transactions included total initial consideration of $178.3 million, including $48.5 million which was allocated to advisor relationships and $129.8 million which was allocated to client relationships. These transactions include potential contingent payments of up to $97.2 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2025 or 2024.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2025 and December 31, 2024, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents primarily include money market funds and U.S. government obligations, which are short term in nature with readily determinable values derived from active markets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents Segregated Under Federal or Other Regulations — The Company’s cash equivalents segregated under federal or other regulations include U.S. treasury bills, which are short term in nature with readily determinable values derived from active markets.
Restricted Cash — The Company’s restricted cash is primarily composed of U.S. government obligations and money market funds which are short term in nature with readily determinable values derived from active markets.
Trading Securities and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2025 and December 31, 2024, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2025 and December 31, 2024, the Company did not adjust prices received from the independent third-party pricing services.
Contingent Consideration — The Company measures contingent consideration liabilities at fair value at the acquisition date, as applicable, and thereafter on a recurring basis using unobservable (Level 3) inputs. These contingent consideration liabilities are reflected in other liabilities. See Note 4 - Acquisitions for additional information.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using probability weighted and Monte-Carlo simulation models. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to project future revenue or asset growth, conversion or retention rates, and discount rates which are based on the cost of debt and equity. These projections are measured against the performance targets specified in each respective acquisition agreement, which may include growth in assets under management, net new assets, asset conversion or retention, or revenue growth. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
March 31, 2025	Type	Valuation Techniques	Unobservable Inputs	Range
$142,557	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	3.0%	-	27.2%
			Discount Rate	9.5%	-	18.0%
			Equivalency Rate(1)	4.8%	-	5.9%
18,815	Contingent Consideration	Probability Weighted Expected Return Method	Equivalency Rate(1)	5.3%	-	5.3%
			Conversion Rate	—%	-	100.0%
$161,372
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
$196,898
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance - Beginning of period	$196,898	$118,844
Additions and purchase accounting adjustments	129	19,918
Payments	(42,249)	(51,500)
Fair value adjustments	6,594	—
Balance - End of period	$161,372	$87,262

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53,832	$—	$—	$53,832
Cash equivalents segregated under federal or other regulations	696,404	—	—	696,404
Restricted cash	104,663	—	—	104,663
Investment securities — trading:
U.S. treasury obligations	108,888	—	—	108,888
Mutual funds	13,671	—	—	13,671
Money market funds	123	—	—	123
Equity securities	38	—	—	38
Debt securities	—	9	—	9
Total investment securities — trading	122,720	9	—	122,729
Other assets:
Deferred compensation plan	852,998	—	—	852,998
Fractional shares — investment(1)	281,086	—	—	281,086
Other investments	—	4,162	—	4,162
Total other assets:	1,134,084	4,162	—	1,138,246
Total assets at fair value	$2,111,703	$4,171	$—	$2,115,874
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$279	$—	$—	$279
Mutual funds	29	—	—	29
Total securities sold, but not yet purchased	308	—	—	308
Fractional shares — repurchase obligation(1)	281,086	—	—	281,086
Contingent consideration	—	—	161,372	161,372
Total other liabilities	281,394	—	161,372	442,766
Total liabilities at fair value	$281,394	$—	$161,372	$442,766
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s dividend reinvestment program (“DRIP”).

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53,672	$—	$—	$53,672
Cash equivalents segregated under federal or other regulations	672,164	—	—	672,164
Restricted cash	100,368	—	—	100,368
Investment securities — trading:
Mutual funds	13,627	—	—	13,627
U.S. treasury obligations	28,511	—	—	28,511
Money market funds	110	—	—	110
Equity securities	8	—	—	8
Debt securities	—	11	—	11
Total investment securities — trading	42,256	11	—	42,267
Other assets:
Deferred compensation plan	856,843	—	—	856,843
Fractional shares — investment(1)	278,683	—	—	278,683
Other investments	—	3,989	—	3,989
Total other assets	1,135,526	3,989	—	1,139,515
Total assets at fair value	$2,003,986	$4,000	$—	$2,007,986
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$151	$—	$—	$151
Debt Securities	—	18	—	18
Total securities sold, but not yet purchased	151	18	—	169
Fractional shares — repurchase obligation(1)	278,683	—	—	278,683
Contingent consideration	—	—	196,898	196,898
Total other liabilities	278,834	18	196,898	475,750
Total liabilities at fair value	$278,834	$18	$196,898	$475,750
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

March 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,175,349	$1,175,349	$—	$—	$1,175,349
Cash segregated under federal or other regulations	816,633	816,633	—	—	816,633
Restricted cash	7,795	7,795	—	—	7,795
Receivables from clients, net	613,766	—	613,766	—	613,766
Receivables from brokers, dealers and clearing organizations	112,249	—	112,249	—	112,249
Advisor repayable loans, net(1)	365,332	—	—	293,914	293,914
Other receivables, net	939,411	—	939,411	—	939,411
Investment securities — held-to-maturity securities	15,278	—	15,323	—	15,323
Other assets:
Securities borrowed	7,692	—	7,692	—	7,692
Deferred compensation plan(2)	9,075	9,075	—	—	9,075
Other investments(3)	8,375	—	8,375	—	8,375
Total other assets	25,142	9,075	16,067	—	25,142
Liabilities
Client payables	$2,045,285	$—	$2,045,285	$—	$2,045,285
Payables to brokers, dealers and clearing organizations	252,035	—	252,035	—	252,035
Corporate debt and other borrowings, net	5,686,678	—	5,718,702	—	5,718,702

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$913,407	$913,407	$—	$—	$913,407
Cash segregated under federal or other regulations	925,085	925,085	—	—	925,085
Restricted cash	19,356	19,356	—	—	19,356
Receivables from clients, net	633,834	—	633,834	—	633,834
Receivables from brokers, dealers and clearing organizations	76,545	—	76,545	—	76,545
Advisor repayable loans, net(1)	360,760	—	—	281,146	281,146
Other receivables, net	902,777	—	902,777	—	902,777
Investment securities - held-to-maturity securities	15,214	—	15,190	—	15,190
Other assets:
Deferred compensation plan(2)	8,742	8,742	—	—	8,742
Securities borrowed	4,811	—	4,811	—	4,811
Other investments(3)	7,706	—	7,706	—	7,706
Total other assets	21,259	8,742	12,517	—	21,259
Liabilities
Client payables	$1,898,665	$—	$1,898,665	$—	$1,898,665
Payables to brokers, dealers and clearing organizations	129,228	—	129,228	—	129,228
Corporate debt and other borrowings, net	5,494,724	—	5,480,389	—	5,480,389
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 - INVESTMENT SECURITIES
The Company’s investment securities include debt and equity securities that the Company has classified as trading securities, which are carried at fair value, as well as investments in U.S. government notes, which are held by PTC to satisfy minimum capital requirements of the Office of the Comptroller of the Currency. These securities are recorded at amortized cost and classified as held-to-maturity as the Company has both the intent and ability to hold these investments to maturity.

The following table summarizes investment securities (in thousands):

	March 31, 2025	December 31, 2024
Trading securities — at fair value:
U.S. treasury obligations	$108,888	$28,511
Mutual funds	13,671	13,627
Money market funds	123	110
Equity securities	38	8
Debt securities	9	11
Total trading securities	$122,729	$42,267
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,278	$15,214
Total held-to-maturity securities	$15,278	$15,214
Total investment securities	$138,007	$57,481

At March 31, 2025, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,078	$10,200	$—	$—	$15,278
U.S. government notes — at fair value	$5,074	$10,249	$—	$—	$15,323
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2023	$1,856,648
Purchase accounting adjustments	(16,980)
Goodwill acquired	333,205
Balance at December 31, 2024	2,172,873
Purchase accounting adjustments	6,663
Goodwill acquired	33,564
Balance at March 31, 2025	$2,213,100
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at March 31, 2025 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$1,652,368	$(726,665)	$925,703
Client relationships	12.7	680,925	(93,419)	587,506
Product sponsor relationships	1.1	234,086	(223,778)	10,308
Technology	7.1	20,930	(13,708)	7,222
Total definite-lived intangible assets, net		$2,588,309	$(1,057,570)	$1,530,739
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,570,558
_______________________________
(1)During the three months ended March 31, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2024 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$1,626,281	$(699,385)	$926,896
Client relationships	12.7	581,519	(86,292)	495,227
Product sponsor relationships	1.3	234,086	(220,880)	13,206
Technology	7.6	20,930	(13,090)	7,840
Total definite-lived intangibles, net		$2,462,816	$(1,019,647)	$1,443,169
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,482,988
_______________________________
(1)    During the year ended December 31, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $43.5 million and $29.6 million for the three months ended March 31, 2025 and 2024, respectively. Future amortization is estimated as follows (in thousands):

2025 - remainder	$128,388
2026	133,958
2027	128,809
2028	123,018
2029	114,340
Thereafter	902,226
Total	$1,530,739

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Other assets:
Deferred compensation	$862,073	$865,585
Prepaid assets	232,335	194,690
Fractional shares — investment	281,086	278,683
Deferred tax assets, net	134,873	129,902
Operating lease assets	136,825	119,144
Referral fee	91,643	85,780
Debt issuance costs, net	12,900	14,154
Other	63,994	127,801
Total other assets	$1,815,729	$1,815,739

Other liabilities:
Deferred compensation	$859,217	$862,698
Unearned revenue	270,024	207,563
Fractional shares — repurchase obligation	281,086	278,683
Operating lease liabilities	166,370	147,718
Finance lease liabilities	104,966	105,123
Taxes payable	224,367	134,815
Contingent consideration	161,372	196,898
Other	4,399	18,241
Total other liabilities	$2,071,801	$1,951,739

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	March 31, 2025			December 31, 2024
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+147.5 bps	5.798%	$1,020,000	SOFR+147.5 bps	6.000%	12/5/2026
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	—	Fixed Rate	—%	3/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	—	Fixed Rate	—%	3/15/2035
Total Corporate Debt	5,720,000			4,470,000
Less: Unamortized Debt Issuance Cost	(33,322)			(22,276)
Corporate debt, net	$5,686,678			$4,447,724
Other Borrowings
Revolving Credit Facility	—	ABR+37.5 bps / SOFR+147.5 bps	5.794%	1,047,000	ABR+37.5 bps / SOFR+147.5 bps	6.007%	5/20/2029
Total other borrowings	$—			$1,047,000
Corporate Debt and Other Borrowings, Net	$5,686,678			$5,494,724
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at March 31, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2025	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Issuance of 2030 Senior Notes and 2035 Senior Notes
On February 26, 2025, LPLH issued $750.0 million in aggregate principal amount of 5.200% senior notes due 2030 (“2030 Senior Notes”) and $500.0 million in aggregate principal amount of 5.650% senior notes due 2035 (the “2035 Senior Notes”). The 2030 Senior Notes and 2035 Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used a portion of the proceeds from the issuance to repay borrowings made under its senior unsecured revolving credit facility and for general corporate purposes.
The 2030 Senior Notes will mature on March 15, 2030, and interest is payable semi-annually. The Company may redeem all or part of the 2030 Senior Notes on or prior to February 15, 2030 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Fourth Supplemental Indenture dated February 26, 2025) plus 15 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2030 Senior Notes to be redeemed plus accrued interest. On or after February 15, 2030, the Company may redeem the 2030 Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
The 2035 Senior Notes will mature on March 15, 2035, and interest is payable semi-annually. The Company may redeem all or part of the 2035 Senior Notes on or prior to December 15, 2034 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Fifth Supplemental Indenture dated February 26, 2025) plus 20 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2035 Senior Notes to be redeemed plus accrued interest. On or after December 15, 2034, the Company may redeem the 2035 Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
In connection with the issuance of the 2030 Senior Notes and 2035 Senior Notes, the Company incurred $10.4 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Refinanced Existing Term Loan B Facility with Term Loan A Facility
On December 5, 2024, LPLH refinanced its existing $1.0 billion Term Loan B facility with a new $1.0 billion Term Loan A facility (the “Term Loan A”) that will mature on December 5, 2026.
Issuance of 2027 Senior Notes and 2034 Senior Notes
On May 20, 2024, LPLH issued $500.0 million in aggregate principal amount of 5.700% senior notes due 2027 (“2027 Senior Notes”) and $500.0 million in aggregate principal amount of 6.000% senior notes due 2034 (the “2034 Senior Notes”). In connection with the issuance of the 2027 Senior Notes and 2034 Senior Notes, the Company incurred $7.1 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2025, the Company was in compliance with such covenants.
Broker-Dealer Revolving Credit Facility
On May 20, 2024, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2025. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.6 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2025.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of March 31, 2025. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at March 31, 2025 or December 31, 2024.
Issuance of 2028 Senior Notes, 2030 Senior Notes, and 2035 Senior Notes
On April 3, 2025, the Company completed the issuance and sale of $500.0 million in aggregate principal amount of 4.900% senior unsecured notes due 2028, $500.0 million in aggregate principal amount of 5.150% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2035. The proceeds of the issuance will be utilized to fund the acquisition of Commonwealth. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for additional information.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at March 31, 2025 or December 31, 2024.
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
In February 2023, the Company received a request for information from the SEC in connection with an investigation of certain elements of the Company’s Anti-Money Laundering compliance program. In 2024, the SEC proposed a resolution, under which the Company would pay an $18.0 million civil monetary penalty. As a result, the Company recorded $18.0 million in other expense in the consolidated statements of income for the year ended December 31, 2024. The Company reached a settlement with the staff of the SEC and paid the civil monetary penalty in January 2025.

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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance — January 1	$79,637	$82,883
Losses incurred	9,637	9,306
Losses paid	(5,531)	(12,205)
Ending balance — March 31	$83,743	$79,984
Other Commitments
As of March 31, 2025, the Company had approximately $566.2 million of client margin loans that were collateralized with securities having a fair value of approximately $792.7 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $332.2 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2025, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $460.5 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $9.9 million and $8.5 million of trading securities pledged to the Options Clearing Corporation at March 31, 2025 and December 31, 2024, respectively, and $24.7 million and $20.0 million of trading securities pledged to the National Securities Clearing Corporation at March 31, 2025 and December 31, 2024, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2025		2024
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$22.4
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
During the three months ended March 31, 2025 LPLFH repurchased 289,371 shares of common stock at a weighted-average price of $345.59 for a total of $100.0 million. As of March 31, 2025, the Company had $630.0 million remaining under the existing share repurchase program. As a result of the Company’s planned acquisition of Commonwealth, we paused share repurchases. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
Equity Offering
On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share. The Company received proceeds of approximately $1.7 billion, which will be utilized to fund the acquisition of Commonwealth. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for additional information.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,601,353 shares remaining available for future issuance at March 31, 2025.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2024	135,510	$61.08
Granted	—	$—
Exercised	(60,977)	$59.41
Forfeited and Expired	—	$—
Outstanding — March 31, 2025	74,533	$62.44	2.92	$19,729
Exercisable — March 31, 2025	74,533	$62.44	2.92	$19,729
Exercisable and expected to vest — March 31, 2025	74,533	$62.44	2.92	$19,729
The following table summarizes information about outstanding stock options and warrants as of March 31, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	4,794	$19.85	0.91	4,794	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	16,506	$39.48	1.91	16,506	$39.48
$45.01 - $65.00	—	$—	0.00	—	$—
$65.01 - $75.00	18,304	$65.50	2.75	18,304	$65.50
$75.01 - $80.00	34,929	$77.53	3.76	34,929	$77.53
	74,533	$62.44	2.92	74,533	$62.44
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three months ended March 31, 2025 or 2024. As of March 31, 2025, there was no unrecognized compensation cost related to non-vested stock options.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the three months ended March 31, 2025:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2024	6,291	$268.64	622,564		$232.75
Granted	—	$—	286,716		$364.40
Vested	—	$—	(218,889)		$239.69
Forfeited	—	$—	(7,325)		$286.22
Outstanding — March 31, 2025	6,291	$268.64	683,066	(1)	$285.21
Expected to vest — March 31, 2025	6,291	$268.64	506,634		$314.85
_______________________________
(1)    Includes 96,182 vested and undistributed deferred stock units.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $15.8 million and $20.3 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation cost for restricted stock awards and stock units was $149.6 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.9 million and $0.7 million related to the vesting of these awards during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $6.1 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years.
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

	Three Months Ended March 31,
	2025	2024
Net income	$318,573	$288,764

Basic weighted-average number of shares outstanding	74,600	74,562
Dilutive common share equivalents	512	901
Diluted weighted-average number of shares outstanding	75,112	75,463

Basic earnings per share	$4.27	$3.87
Diluted earnings per share	$4.24	$3.83
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended March 31, 2025 and 2024, stock options, warrants and stock units representing common share equivalents of 91,122 shares and 162,078 shares, respectively, were anti-dilutive.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2025
LPL Financial LLC
Net capital	$494,111
Less: required net capital	17,926
Excess net capital	$476,185
Our other regulated subsidiaries, including LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of March 31, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 16 - SEGMENT INFORMATION
The Company's Chief Operating Decision Maker (“CODM”) is the group that includes the Chief Executive Officer and the President and Chief Financial Officer of the Company.
The Company determined that it has one reportable segment, given the common nature of the Company’s operations, products and services, production and distribution process, and regulatory environment. The Company provides an integrated platform of brokerage and investment advisory services to independent financial advisors and advisors at financial institutions from which the Company derives its revenues and incurs expenses. For additional information, see Note 3 - Revenue.
The CODM regularly reviews pre-tax net income as presented on the Company’s condensed consolidated statements of income for purposes of assessing performance and making decisions about resource allocation. Expenses regularly reviewed by the CODM include those line items reported on the Company’s condensed consolidated statements of income, the most significant of which include advisory and commission, compensation and benefits, and promotional expenses.

NOTE 17 - SUBSEQUENT EVENTS

The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on June 12, 2025 to all stockholders of record on May 30, 2025.

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
As of March 31, 2025, the fair value of our trading securities was $122.7 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.1 billion as of March 31, 2025. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2025, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at March 31, 2025	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,020,000	$1,020	$2,550	$5,100	$10,200
____________________
(†) Our interest rate for our Term Loan A is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods, the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three months ended March 31, 2025 or 2024. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
January 1, 2025 through January 31, 2025	107,838	$344.29	107,838	$692.9
February 1, 2025 through February 28, 2025	87,107	$369.03	87,107	$660.7
March 1, 2025 through March 31, 2025	94,426	$325.46	94,426	$630.0
Total	289,371		289,371
(1) On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of LPLFH’s issued and outstanding common shares. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Gregory Gates, Group Managing Director, Chief Technology & Information Officer	March 7, 2025	June 5, 2025	June 4, 2026	9,000	Sale
(1) Represents the outside termination date pursuant to terms of each applicable plan. The agreement governing the applicable plan may terminate earlier pursuant to its terms in certain circumstances outside of the control of the applicable officer, including if all trades under the plan are completed prior to the termination of the trading period.
Item 6. Exhibits

2.1
Equity Purchase Agreement, dated as of March 28, 2025, by and among LPL Holdings, Inc., Gratitude Holdings, Inc., Odd Couple, Inc. and CFN Holding Company, LLC (incorporated by reference to the Form 8-K filed on March 31, 2025, File No. 001-34963).

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
4.1
Fourth Supplemental Indenture, dated February 26, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on February 26, 2025, File No. 001-34963).

4.2
Fifth Supplemental Indenture, dated February 26, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on February 26, 2025, File No. 001-34963).

10.1	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 10, 2025.*
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	May 9, 2025	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	May 9, 2025	By:	/s/ MATTHEW AUDETTE
Matthew Audette
President and Chief Financial Officer

Date:	May 9, 2025	By:	/s/ KATHARINE REEPING
Katharine Reeping
Chief Accounting Officer