Form 10-Q
period 2025-06-30
LPL Financial Holdings Inc.
filed 2025-08-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 30, 2025 was 80,004,103.

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
•the expected conversion, transition and onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity, including the conversion of assets of the broker-dealers and investment advisors acquired in connection with our acquisition of Commonwealth Financial Network (“Commonwealth”);
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

These forward-looking statements reflect the Company’s expectations and objectives as of August 4, 2025. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•whether advisors affiliated with Commonwealth will transition registration to the Company and whether assets reported as serviced by such financial advisors will translate into assets of the Company;
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
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We support over 29,000 financial advisors, and the wealth management practices of approximately 1,100 financial institutions, servicing and custodying approximately $1.9 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
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

Significant Events
Closed on the acquisition of Commonwealth Financial Network (“Commonwealth”)
On August 1, 2025, the Company closed on the acquisition of Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, for a cash payment of approximately $2.7 billion. As part of the transaction, Commonwealth will transition its advisory and brokerage assets to the Company’s platform. The Company expects to complete the conversion in the fourth quarter of 2026. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for additional information.

Completed a $1.7 billion equity offering

On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share. See Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
Completed a $1.5 billion debt offering
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
Executive Summary
Financial Highlights
Results for the second quarter of 2025 included net income of $273.2 million, or $3.40 per diluted share, which compares to $243.8 million, or $3.23 per diluted share, for the second quarter of 2024.
Asset Trends
Total advisory and brokerage assets served were $1.9 trillion at June 30, 2025, compared to $1.5 trillion at June 30, 2024. Total net new assets were $20.5 billion for the three months ended June 30, 2025, compared to $34.0 billion for the same period in 2024.
Net new advisory assets were $23.1 billion for the three months ended June 30, 2025, compared to $26.8 billion for the same period in 2024. Advisory assets were $1.1 trillion, or 55% of total advisory and brokerage assets served, at June 30, 2025, up 28% from $829.1 billion at June 30, 2024.
Net new brokerage assets were an outflow of $2.6 billion for the three months ended June 30, 2025, compared to an inflow of $7.2 billion for the same period in 2024. Brokerage assets were $858.5 billion at June 30, 2025, up 28% from $668.7 billion at June 30, 2024.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.3 billion for the three months ended June 30, 2025, an increase of 21% from $1.1 billion for the three months ended June 30, 2024. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends
During the three months ended June 30, 2025, we paid stockholders cash dividends of $24.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Operating Metrics (dollars in billions)(1)	2025	2025	2024
Advisory and Brokerage Assets(2)
Advisory assets	$1,060.7	$977.4	$829.1
Brokerage assets	858.5	817.5	668.7
Total Advisory and Brokerage Assets	$1,919.2	$1,794.9	$1,497.8
Advisory as a % of total Advisory and Brokerage Assets	55.3%	54.5%	55.4%

Net New Assets(3)
Net new advisory assets	$23.1	$37.6	$26.8
Net new brokerage assets	(2.6)	41.2	7.2
Total Net New Assets	$20.5	$78.8	$34.0

Organic Net New Assets
Organic net new advisory assets	$23.1	$35.7	$26.6
Organic net new brokerage assets	(2.6)	35.2	2.5
Total Organic Net New Assets	$20.5	$70.9	$29.0

Organic advisory net new assets annualized growth(4)	9.5%	14.9%	13.4%
Total organic net new assets annualized growth(4)	4.6%	16.3%	8.1%

Client Cash Balances
Insured cash account sweep	$34.2	$36.1	$31.0
Deposit cash account sweep	10.8	10.7	9.2
Total Bank Sweep	44.9	46.8	40.2
Money market sweep	3.7	4.3	2.3
Total Client Cash Sweep Held by Third Parties	48.6	51.1	42.5
Client cash account	2.0	1.9	1.5
Total Client Cash Balances	$50.6	$53.1	$44.0
Client Cash Balances as a % of Total Assets	2.6%	3.0%	2.9%

Net buy (sell) activity(5)	$36.6	$42.0	$39.3

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Business and Financial Metrics (dollars in millions)	2025	2025	2024
Advisors	29,353	29,493	23,462
Average total assets per advisor(6)	$65.4	$60.9	$63.8

Share repurchases	$—	$100.0	$—
Dividends	$24.0	$22.4	$22.4
Leverage ratio(7)	1.23	1.82	1.68

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2025	2024	2025	2024
Total revenue	$3,835.0	$2,931.8	$7,505.0	$5,764.4
Net income	$273.2	$243.8	$591.8	$532.6
Earnings per share (“EPS”), diluted	$3.40	$3.23	$7.61	$7.05
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$4.51	$3.88	$9.64	$8.09
Gross profit(9)	$1,304.3	$1,079.2	$2,576.9	$2,145.6
Adjusted EBITDA(10)	$688.3	$532.9	$1,370.7	$1,073.4
Core G&A(11)	$425.6	$370.9	$838.7	$734.4
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), as well as assets under custody of a third-party custodian related to Atria Wealth Solutions, Inc.’s (“Atria”) seven introducing broker-dealer subsidiaries. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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

	June 30,	March 31,	June 30,
Credit Agreement Net Debt Reconciliation	2025	2025	2024
Corporate debt and other borrowings	$7,220.0	$5,720.0	$4,471.9
Corporate Cash(12)	(3,617.0)	(620.6)	(684.1)
Credit Agreement Net Debt(†)	$3,603.0	$5,099.4	$3,787.8

	June 30,	March 31,	June 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2025	2025	2024
Net income	$1,117.9	$1,088.4	$974.4
Interest expense on borrowings	341.3	300.0	227.2
Provision for income taxes	356.8	347.5	341.3
Depreciation and amortization	359.0	333.7	270.7
Amortization of other intangibles	164.7	149.2	116.5
EBITDA(†)	$2,339.6	$2,218.8	$1,930.2
Credit Agreement Adjustments:
Acquisition costs and other(13)	$269.6	$249.9	$224.7
Employee share-based compensation	84.2	84.7	73.9
M&A accretion(14)	222.2	237.2	28.8
Advisor share-based compensation	2.8	2.7	2.6
Loss on extinguishment of debt	4.0	4.0	—
Credit Agreement EBITDA(†)	$2,922.4	$2,797.3	$2,260.2

	June 30,	March 31,	June 30,
	2025	2025	2024
Leverage Ratio	1.23	1.82	1.68
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$273.2	$3.40	$243.8	$3.23	$591.8	$7.61	$532.6	$7.05
Amortization of other intangibles	46.1	0.57	30.6	0.41	89.6	1.15	60.2	0.80
Acquisition costs(15)	74.9	0.93	36.9	0.49	123.4	1.59	46.4	0.61
Tax benefit	(31.4)	(0.39)	(17.8)	(0.24)	(55.4)	(0.71)	(28.1)	(0.37)
Adjusted Net Income / Adjusted EPS(†)	$362.8	$4.51	$293.5	$3.88	$749.5	$9.64	$611.0	$8.09
Weighted-average shares outstanding, diluted	80.4		75.5		77.8		75.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2025	2024	2025	2024
Total revenue	$3,835.0	$2,931.8	$7,505.0	$5,764.4
Advisory and commission expense	2,483.2	1,819.0	4,837.1	3,552.5
Brokerage, clearing and exchange expense	43.3	33.0	87.4	63.5
Employee deferred compensation	4.3	0.6	3.6	2.7
Gross Profit(†)	$1,304.3	$1,079.2	$2,576.9	$2,145.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation	2025	2024	2025	2024
Net income	$273.2	$243.8	$591.8	$532.6
Interest expense on borrowings	105.6	64.3	191.5	124.4
Provision for income taxes	95.6	86.3	194.2	171.7
Depreciation and amortization	96.2	71.0	188.6	138.2
Amortization of other intangibles	46.1	30.6	89.6	60.2
EBITDA	$616.8	$496.0	$1,255.8	$1,027.1
Acquisition costs excluding interest(15)	71.6	36.9	115.0	46.4
Adjusted EBITDA(†)	$688.3	$532.9	$1,370.7	$1,073.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
Core G&A Reconciliation	2025	2024	2025	2024
Total expense	$3,466.2	$2,601.7	$6,719.0	$5,060.1
Advisory and commission	(2,483.2)	(1,819.0)	(4,837.1)	(3,552.5)
Depreciation and amortization	(96.2)	(71.0)	(188.6)	(138.2)
Interest expense on borrowings	(105.6)	(64.3)	(191.5)	(124.4)
Brokerage, clearing and exchange	(43.3)	(33.0)	(87.4)	(63.5)
Amortization of other intangibles	(46.1)	(30.6)	(89.6)	(60.2)
Employee deferred compensation	(4.3)	(0.6)	(3.6)	(2.7)
Total G&A(†)	687.5	583.2	1,321.2	1,118.6
Promotional (ongoing)(16)	(163.6)	(147.8)	(315.5)	(280.1)
Acquisition costs excluding interest(15)	(71.6)	(36.9)	(115.0)	(46.4)
Employee share-based compensation	(19.5)	(20.0)	(37.9)	(42.6)
Regulatory charges	(7.3)	(7.6)	(14.2)	(15.1)
Core G&A(†)	$425.6	$370.9	$838.7	$734.4

_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)Acquisition costs and other for the twelve months ending June 30, 2025 and March 31, 2025 primarily include costs related to the acquisition of Atria, the integration of the strategic relationship with Prudential Financial, Inc., a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer, and an $18.0 million regulatory charge recognized related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program. Acquisition costs and other for the twelve months ending June 30, 2024 includes a $40.0 million regulatory charge related to a penalty proposed by the SEC as part of its civil investigation of the Company's compliance with records preservation requirements for business-related electronic communications stored on personal devices that have not been approved by the Company.
(14)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition. The increase in M&A accretion for the twelve months ending June 30, 2025 as compared to the twelve months ending June 30, 2024 was primarily related to the impact of the Atria acquisition.
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition costs	2025	2024	2025	2024
Promotional(16)	$35.2	$0.5	$43.7	$2.8
Compensation and benefits	16.1	6.8	33.5	10.7
Professional services	11.1	3.6	17.2	6.8
Interest	3.3	—	8.5	—
Change in fair value of contingent consideration	0.3	24.6	6.9	24.6
Other	8.9	1.3	13.7	1.5
Acquisition costs(†)	$74.9	$36.9	$123.4	$46.4
_______________________________
(†)    Totals may not foot due to rounding.
(16)Promotional (ongoing) for the three and six months ended June 30, 2025 includes $21.2 million and $36.0 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income compared to $12.2 million and $20.2 million for the same periods in 2024. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
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
Our accruals, including those established through our captive insurance subsidiary at June 30, 2025, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 3.0% in the second quarter of 2025 after contracting at an annualized pace of 0.5% in the first quarter of 2025.

Businesses added roughly 449,000 jobs in the second quarter of 2025, higher than the 333,000 jobs added in the first quarter of 2025. The unemployment rate averaged 4.2% in the second quarter of 2025, up slightly from the 4.1% average in the prior quarter. The equity markets rose during the second quarter, reaching new heights. The S&P 500 rose 10.9% and the Bloomberg Barclays U.S. Aggregate Bond Index rose 4.0% respectively during the second quarter of 2025.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the second quarter of 2025, Fed policymakers maintained the target federal funds rate at a range of 4.25% to 4.50%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will take into account the weakening job market, the inflation trajectory, and global financial conditions.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
REVENUE
Advisory	$1,717,738	$1,288,163	33%	$3,406,983	$2,487,974	37%
Commission:
Sales-based	619,792	423,070	46%	1,229,830	808,305	52%
Trailing	418,295	363,976	15%	856,014	725,187	18%
Total commission	1,038,087	787,046	32%	2,085,844	1,533,492	36%
Asset-based:
Client cash	397,332	341,475	16%	789,363	693,857	14%
Other asset-based	305,015	259,533	18%	608,225	507,872	20%
Total asset-based	702,347	601,008	17%	1,397,588	1,201,729	16%
Service and fee	151,839	135,000	12%	297,038	267,172	11%
Interest income, net	76,941	47,478	62%	120,792	91,003	33%
Transaction	60,541	58,935	3%	128,405	116,193	11%
Other	87,532	14,139	n/m	68,382	66,799	2%
Total revenue	3,835,025	2,931,769	31%	7,505,032	5,764,362	30%
EXPENSE
Advisory and commission	2,483,165	1,819,027	37%	4,837,090	3,552,514	36%
Compensation and benefits	319,100	274,000	16%	624,646	548,369	14%
Promotional	177,552	136,125	30%	323,197	262,744	23%
Interest expense on borrowings	105,636	64,341	64%	191,498	124,423	54%
Depreciation and amortization	96,231	70,999	36%	188,587	138,157	37%
Occupancy and equipment	81,443	69,529	17%	158,683	135,793	17%
Amortization of other intangibles	46,103	30,607	51%	89,624	60,159	49%
Brokerage, clearing and exchange	43,290	32,984	31%	87,428	63,516	38%
Professional services	41,092	22,100	86%	77,418	35,379	119%
Communications and data processing	21,417	19,406	10%	40,923	39,150	5%
Other	51,192	62,580	(18%)	99,881	99,895	—%
Total expense	3,466,221	2,601,698	33%	6,718,975	5,060,099	33%
INCOME BEFORE PROVISION FOR INCOME TAXES	368,804	330,071	12%	786,057	704,263	12%
PROVISION FOR INCOME TAXES	95,555	86,271	11%	194,235	171,699	13%
NET INCOME	$273,249	$243,800	12%	$591,822	$532,564	11%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate registered investment advisor (“RIA”) advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1.0% of the underlying assets for the six months ended June 30, 2025.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	June 30,
	2025	2024	$ Change	% Change
Corporate advisory assets	$766.4	$567.8	$198.6	35%
Independent RIA advisory assets	294.3	261.3	33.0	13%
Total advisory assets	$1,060.7	$829.1	$231.6	28%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance - Beginning of period	$977.4	$793.0	$957.0	$735.8
Net new advisory assets(1)	23.1	26.8	60.7	43.0
Market impact(2)	60.2	9.3	43.0	50.3
Balance - End of period	$1,060.7	$829.1	$1,060.7	$829.1
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
Advisory revenue increased during the three and six months ended June 30, 2025 as compared to the same periods in 2024 due primarily to an increase in advisory asset balances and related market impacts.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales-based	$619,792	$423,070	$196,722	46%	$1,229,830	$808,305	$421,525	52%
Trailing	418,295	363,976	54,319	15%	856,014	725,187	130,827	18%
Total commission revenue	$1,038,087	$787,046	$251,041	32%	$2,085,844	$1,533,492	$552,352	36%
The increase in sales-based commission revenue for the three and six months ended June 30, 2025 compared to 2024 was primarily driven by an increase in sales of annuities. The increase in trailing commission revenue for the three and six months ended June 30, 2025 compared to 2024 was primarily due to continued growth in trail earning assets held by customers.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance - Beginning of period	$817.5	$647.9	$783.7	$618.2
Net new brokerage assets(1)	(2.6)	7.2	38.6	7.7
Market impact(2)	43.6	13.6	36.2	42.8
Balance - End of period	$858.5	$668.7	$858.5	$668.7
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
Asset-based revenue for the three and six months ended June 30, 2025 increased by $101.3 million and $195.9 million, respectively, compared to the same periods in 2024, due to increases in client cash and other asset-based revenue. Other asset-based revenue for the three and six months ended June 30, 2025 increased compared to 2024 primarily due to increases in recordkeeping and sponsorship program revenue. Client cash revenue for the three and six months ended June 30, 2025 increased compared to 2024 due to higher average client cash balances during the three and six months ended June 30, 2025 as compared to 2024. For the three months ended June 30,

2025, our average client cash balances increased to $49.1 billion compared to $43.0 billion in 2024. For the six months ended June 30, 2025, our average client cash balances increased to $49.9 billion compared to $43.7 billion in 2024.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and six months ended June 30, 2025 increased compared to 2024, primarily due to increases in custodian fees, trading, licensing, and registration fees.
Interest Income, Net
Interest income is primarily generated from bank deposits, client margin loans, client cash account balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and six months ended June 30, 2025 increased compared to 2024 primarily due to interest earned on higher corporate cash balances resulting from debt and equity issuances completed during the year in anticipation of the Commonwealth transaction.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and six months ended June 30, 2025 increased compared to 2024, primarily due to increases in the number of transactions and transaction charges for managed assets.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue increased for the three and six months ended June 30, 2025 as compared to 2024 primarily due to an increase in unrealized gains in our deferred compensation plan assets.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Payout rate	87.33%	87.32%	1 bps	87.04%	86.99%	5 bps

Our payout rate for the three and six months ended June 30, 2025 increased compared to 2024, primarily due to higher payouts resulting from our strategic relationship with Prudential Financial, Inc.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth the number of employees for the periods presented:

	June 30,
	2025	2024	Change
Number of employees	9,389	8,625	9%
Compensation and benefits expense for the three and six months ended June 30, 2025 increased by $45.1 million and $76.3 million, respectively, compared to 2024, primarily due to an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and six months ended June 30, 2025 increased by $41.4 million and $60.5 million, respectively, compared to 2024, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, partially offset by decreases in large institutional onboarding costs.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, Term Loan A (“Term Loan A”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and six months ended June 30, 2025 increased by $41.3 million and $67.1 million, respectively, compared to 2024, primarily as a result of the issuance of $1.0 billion senior unsecured notes in May 2024, $1.25 billion senior unsecured notes in February 2025 and $1.5 billion senior unsecured notes in April 2025. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and six months ended June 30, 2025 increased by $25.2 million and $50.4 million, respectively, compared to 2024, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and six months ended June 30, 2025 increased by $11.9 million and $22.9 million, respectively, compared to 2024, primarily due to increased expense related to software licenses and our technology portfolio.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three and six months ended June 30, 2025 increased by $15.5 million and $29.5 million, respectively, compared to 2024, primarily due to additional intangible assets acquired during the period.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three and six months ended June 30, 2025 increased by $10.3 million and $23.9 million, respectively, compared to 2024, primarily due to an increase in the volume of trades and expenses for quote services.

Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three and six months ended June 30, 2025 increased by $19.0 million and $42.0 million, respectively, compared to 2024, primarily due to technology enhancement projects and acquisition-related support.
Other Expense
Other expense includes licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), and other miscellaneous expenses. Other expense for the three months ended June 30, 2025 decreased by $11.4 million compared to 2024, primarily due to decreases in fair value adjustments to our contingent consideration liabilities partially offset by increases in licensing and insurance fees. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Our effective income tax rate was 25.9% and 26.1% for the three months ended June 30, 2025 and 2024, respectively, and 24.7% and 24.4% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The slight increase in our effective tax rate for the six months ended June 30, 2025 was primarily driven by lower share-based compensation tax benefits through the second quarter of 2025 as compared to the prior year.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the six months ended June 30, 2025 and 2024, LPL Financial paid dividends of $150.0 million and $260.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, LPL Enterprise, The Private Trust Company, N.A. (“PTC”), and Atria’s introducing broker-

dealer subsidiaries in excess of the capital requirements of the Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
The following table presents the components of Corporate Cash (in thousands):

	June 30, 2025	December 31, 2024
Cash and equivalents	$4,185,337	$967,079
Cash at regulated subsidiaries	(1,288,722)	(884,779)
Excess cash at regulated subsidiaries per the Credit Agreement	720,359	397,138
Corporate Cash	$3,616,974	$479,438

Corporate Cash
Cash at the Parent	$2,841,718	$39,782
Excess cash at regulated subsidiaries per the Credit Agreement	720,359	397,138
Cash at non-regulated subsidiaries	54,897	42,518
Corporate Cash	$3,616,974	$479,438
Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million of Corporate Cash to meet our near-term corporate debt obligations. Corporate Cash increased by $3.1 billion during the six months ended June 30, 2025 primarily as a result of proceeds received from our $1.25 billion debt issuance in February 2025 and our $1.5 billion debt issuance and $1.7 billion equity offering in April 2025. See Note 9 - Corporate Debt and Other Borrowings, Net, and Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of June 30, 2025, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2025 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. The Company repurchased 289,371 shares for a total of $100.0 million during the six months ended June 30, 2025, and as of June 30, 2025, had $630.0 million remaining under our existing repurchase program. We paused share repurchases in anticipation of the Commonwealth acquisition. Given the closing of the transaction, we expect to evaluate resuming share repurchases, consistent with our existing capital management strategy. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at June 30, 2025, as well as two additional lines of credit with unspecified limits. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at June 30, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2025
LPL Financial LLC
Net capital	$758,712
Less: required net capital	22,909
Excess net capital	$735,803
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
Our other regulated subsidiaries, including LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of June 30, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
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
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Six Months Ended June 30,
Combined Summarized Statements of Income	2025
Revenues(1)	$89,745
Revenues from non-guarantor subsidiaries	8,123
Advisory and commission expense(1)	62,590
Interest expense on borrowings	189,327
Expenses from non-guarantor subsidiaries	11,400
Loss before provision for income taxes	(208,384)
Net loss	(157,244)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	June 30, 2025	December 31, 2024
Cash and equivalents	$2,841,718	$39,782
Other receivables, net	7,031	15,032
Property and equipment, net	166,281	161,845
Goodwill	1,251,908	1,251,908
Other intangibles, net	53,499	67,486
Receivables from non-guarantor subsidiaries	161,147	148,855
Other assets	1,429,907	1,333,061
Corporate debt and other borrowings, net	7,175,032	5,494,724
Accounts payable and accrued liabilities	86,741	66,818
Payables to non-guarantor subsidiaries	79,738	101,400
Other liabilities	1,405,222	1,247,792

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
As of June 30, 2025, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	June 30, 2025
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.23
Interest Coverage (Minimum)	3.0	9.10
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
Contractual Obligations
During the six months ended June 30, 2025, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2024 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Advisory	$1,717,738	$1,288,163	$3,406,983	$2,487,974
Commission:
Sales-based	619,792	423,070	1,229,830	808,305
Trailing	418,295	363,976	856,014	725,187
Total commission	1,038,087	787,046	2,085,844	1,533,492
Asset-based:
Client cash	397,332	341,475	789,363	693,857
Other asset-based	305,015	259,533	608,225	507,872
Total asset-based	702,347	601,008	1,397,588	1,201,729
Service and fee	151,839	135,000	297,038	267,172
Interest income, net	76,941	47,478	120,792	91,003
Transaction	60,541	58,935	128,405	116,193
Other	87,532	14,139	68,382	66,799
Total revenue	3,835,025	2,931,769	7,505,032	5,764,362
EXPENSE
Advisory and commission	2,483,165	1,819,027	4,837,090	3,552,514
Compensation and benefits	319,100	274,000	624,646	548,369
Promotional	177,552	136,125	323,197	262,744
Interest expense on borrowings	105,636	64,341	191,498	124,423
Depreciation and amortization	96,231	70,999	188,587	138,157
Occupancy and equipment	81,443	69,529	158,683	135,793
Amortization of other intangibles	46,103	30,607	89,624	60,159
Brokerage, clearing and exchange	43,290	32,984	87,428	63,516
Professional services	41,092	22,100	77,418	35,379
Communications and data processing	21,417	19,406	40,923	39,150
Other	51,192	62,580	99,881	99,895
Total expense	3,466,221	2,601,698	6,718,975	5,060,099
INCOME BEFORE PROVISION FOR INCOME TAXES	368,804	330,071	786,057	704,263
PROVISION FOR INCOME TAXES	95,555	86,271	194,235	171,699
NET INCOME	$273,249	$243,800	$591,822	$532,564
EARNINGS PER SHARE
Earnings per share, basic	$3.42	$3.26	$7.66	$7.13
Earnings per share, diluted	$3.40	$3.23	$7.61	$7.05
Weighted-average shares outstanding, basic	79,984	74,725	77,307	74,644
Weighted-average shares outstanding, diluted	80,373	75,548	77,760	75,529
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2025	December 31, 2024
Cash and equivalents	$4,185,337	$967,079
Cash and equivalents segregated under federal or other regulations	1,611,200	1,597,249
Restricted cash	116,675	119,724
Receivables from clients, net	710,463	633,834
Receivables from brokers, dealers and clearing organizations	129,490	76,545
Advisor loans, net	2,536,190	2,281,088
Other receivables, net	951,063	902,777
Investment securities	139,962	57,481
Property and equipment, net	1,278,991	1,210,027
Goodwill	2,213,393	2,172,873
Other intangibles, net	1,641,133	1,482,988
Other assets	1,959,779	1,815,739
Total assets	$17,473,676	$13,317,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,090,520	$1,898,665
Payables to brokers, dealers and clearing organizations	273,593	129,228
Accrued advisory and commission expenses payable	303,614	323,996
Corporate debt and other borrowings, net	7,175,032	5,494,724
Accounts payable and accrued liabilities	556,086	588,450
Other liabilities	2,000,415	1,951,739
Total liabilities	12,399,260	10,386,802

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized;136,603,206 and 130,914,541 shares issued at June 30, 2025 and December 31, 2024, respectively	136	131
Additional paid-in capital	3,787,009	2,066,268
Treasury stock, at cost — 56,599,471 and 56,253,909 shares at June 30, 2025 and December 31, 2024, respectively	(4,332,275)	(4,202,322)
Retained earnings	5,619,546	5,066,525
Total stockholders’ equity	5,074,416	2,930,602
Total liabilities and stockholders’ equity	$17,473,676	$13,317,404

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2024	130,705	$131	$2,016,666	55,999	$(4,101,055)	$4,354,139	$2,269,881
Net income	—	—	—	—	—	243,800	243,800
Issuance of common stock to settle restricted stock units	15	—	—	6	(1,589)	—	(1,589)
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,422)	(22,422)
Stock option exercises and other	27	—	901	(20)	689	3,438	5,028
Share-based compensation	—	—	20,649	—	—	—	20,649
BALANCE — June 30, 2024	130,747	$131	$2,038,216	55,985	$(4,101,955)	$4,578,955	$2,515,347

	Three Months Ended June 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2025	131,195	$131	$2,089,155	56,611	$(4,331,582)	$5,366,079	$3,123,783
Net income	—	—	—	—	—	273,249	273,249
Issuance of common stock to settle restricted stock units	25	—	—	3	(1,475)	—	(1,475)
Treasury stock purchases	—	—	—	—	240	—	240
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,998)	(23,998)
Stock option exercises and other	(8)	—	316	(15)	542	4,216	5,074
Share-based compensation	—	—	20,322	—	—	—	20,322
Equity issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — June 30, 2025	136,603	$136	$3,787,009	56,599	$(4,332,275)	$5,619,546	$5,074,416

	Six Months Ended June 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	532,564	532,564
Issuance of common stock to settle restricted stock units	368	—	—	150	(39,318)	—	(39,318)
Treasury stock purchases	—	—	—	296	(70,005)	—	(70,005)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(44,833)	(44,833)
Stock option exercises and other	146	1	6,548	(38)	1,317	6,110	13,976
Share-based compensation	—	—	43,984	—	—	—	43,984
BALANCE — June 30, 2024	130,747	$131	$2,038,216	55,985	$(4,101,955)	$4,578,955	$2,515,347

	Six Months Ended June 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	591,822	591,822
Issuance of common stock to settle restricted stock units	237	—	—	86	(31,001)	—	(31,001)
Treasury stock purchases	—	—	—	289	(100,004)	—	(100,004)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(46,390)	(46,390)
Stock option exercises and other	60	—	3,955	(30)	1,052	7,589	12,596
Share-based compensation	—	—	39,570	—	—	—	39,570
Equity issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — June 30, 2025	136,603	$136	$3,787,009	56,599	$(4,332,275)	$5,619,546	$5,074,416
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$591,822	$532,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,587	138,157
Amortization of other intangibles	89,624	60,159
Amortization of debt issuance costs	14,581	5,486
Share-based compensation	39,570	43,984
Provision for credit losses	3,195	9,594
Deferred benefit for income taxes	(178)	(65)
Change in estimated fair value of contingent consideration	6,903	—
Loan forgiveness	187,555	132,993
Other	4,998	33,463
Changes in operating assets and liabilities:
Receivables from clients, net	(75,781)	25,330
Receivables from brokers, dealers and clearing organizations	(52,945)	(24,363)
Advisor loans, net	(449,518)	(416,481)
Other receivables, net	(67,956)	(25,181)
Investment securities - trading	(82,142)	2,862
Other assets	(189,883)	(151,553)
Client payables	191,855	(302,188)
Payables to brokers, dealers and clearing organizations	144,365	49,057
Accrued advisory and commission expenses payable	(20,382)	23,829
Accounts payable and accrued liabilities	(32,394)	(44,545)
Other liabilities	40,873	155,513
Operating leases	361	(1,583)
Net cash provided by operating activities	533,110	247,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(256,457)	(249,946)
Acquisitions, net of cash acquired	(190,129)	(125,244)
Purchases of securities classified as held-to-maturity	(2,498)	(3,565)
Proceeds from maturities of securities classified as held-to-maturity	2,500	2,500
Capitalized interest	(3,044)	—
Net cash used in investing activities	(449,628)	(376,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	69,000	280,000
Repayments of revolving credit facilities	(1,116,000)	(560,000)
Repayment of senior secured term loans	—	(5,350)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2025	2024
Proceeds from senior unsecured notes	2,744,930	998,325
Payment of debt issuance costs	(31,036)	(17,332)
Payment of contingent consideration	(33,207)	(48,563)
Tax payments related to settlement of restricted stock units	(31,001)	(39,318)
Proceeds from issuance of common stock	1,725,000	—
Payment of equity issuance costs	(47,779)	—
Repurchase of common stock	(100,004)	(70,005)
Dividends on common stock	(46,390)	(44,833)
Proceeds from stock option exercises and other	12,596	13,976
Principal payment of financing obligation	(222)	—
Principal payment of finance leases and obligations	(209)	(178)
Net cash provided by financing activities	3,145,678	506,722
NET INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	3,229,160	377,499
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,684,052	2,581,163
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$5,913,212	$2,958,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$158,996	$118,103
Income taxes paid	$302,972	$198,037
Cash paid for amounts included in the measurement of operating lease liabilities	$17,596	$14,284
Cash paid for amounts included in the measurement of finance lease liabilities	$213	$4,351
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$33,822	$43,131
Lease assets obtained in exchange for operating lease liabilities	$30,235	$8,884
Prefunded acquisition	$70,202	$—
Contingent consideration liabilities recognized at acquisition date	$(9,245)	$40,380

	June 30,
	2025	2024
Cash and equivalents	$4,185,337	$1,318,894
Cash and equivalents segregated under federal or other regulations	1,611,200	1,530,150
Restricted cash	116,675	109,618
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$5,913,212	$2,958,662
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
•Atria Wealth Solutions, Inc. (“Atria”) is a holding company for the registered broker-dealers and investment advisors that the Company acquired in connection with the acquisition of Atria. Atria has seven introducing broker-dealer subsidiaries, which clear transactions through third-party clearing and carrying firms. The Company completed the conversion of assets from these acquired broker-dealers and investment advisors to the Company’s platform and expects to complete the withdrawal of the related registrations of these entities in the coming months.
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
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the six months ended June 30, 2025 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including accelerated tax deductions for qualified property and research expenditures, and the business interest expense limitation. We are currently assessing the Act’s impact on our consolidated financial statements.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commission revenue
Annuities	$629,763	$469,100	$1,245,357	$905,573
Mutual funds	223,317	187,432	457,213	373,972
Fixed income	53,014	53,192	114,566	101,833
Equities	47,811	34,434	96,885	69,885
Other	84,182	42,888	171,823	82,229
Total commission revenue	$1,038,087	$787,046	$2,085,844	$1,533,492

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commission revenue
Sales-based
Annuities	$393,654	$260,188	$759,421	$489,265
Fixed income	53,014	53,192	114,566	101,833
Mutual funds	52,301	42,981	107,908	86,477
Equities	47,811	34,434	96,885	69,885
Other	73,012	32,275	151,050	60,845
Total sales-based revenue	$619,792	$423,070	$1,229,830	$808,305
Trailing
Annuities	$236,109	$208,912	$485,936	$416,308
Mutual funds	171,016	144,451	349,305	287,495
Other	11,170	10,613	20,773	21,384
Total trailing revenue	$418,295	$363,976	$856,014	$725,187
Total commission revenue	$1,038,087	$787,046	$2,085,844	$1,533,492
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset-based revenue
Client cash	$397,332	$341,475	$789,363	$693,857
Sponsorship programs	171,715	141,687	342,253	275,788
Recordkeeping	133,300	117,846	265,972	232,084
Total asset-based revenue	$702,347	$601,008	$1,397,588	$1,201,729
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service and fee revenue
Over time(1)	$113,003	$105,543	$222,761	$208,079
Point-in-time(2)	38,836	29,457	74,277	59,093
Total service and fee revenue	$151,839	$135,000	$297,038	$267,172
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and regulatory fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, registration fees, and confirmation fees.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $207.6 million as of December 31, 2024 to $263.3 million as of June 30, 2025. The increase in unearned revenue for the six months ended June 30, 2025 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $207.0 million of revenue recognized during the six months ended June 30, 2025 that was included in the unearned revenue balance as of December 31, 2024.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Closed on the Acquisition of Commonwealth Financial Network (“Commonwealth”)
On August 1, 2025, the Company acquired 100% of the outstanding equity interests of Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, for a cash payment of approximately $2.7 billion. As part of the transaction, Commonwealth will transition its advisory and brokerage assets to the Company’s platform. The Company expects to complete the conversion in the fourth quarter of 2026. Given the recency of the closing, the purchase accounting analysis has not yet been completed.

The Company financed this transaction through a combination of corporate cash, proceeds from the debt and equity issuances completed in April 2025, and borrowings under the LPL Holdings, Inc.’s revolving credit facility. On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share, and on April 3, 2025, the Company completed the issuance of $500.0 million in aggregate principal amount of 4.900% senior unsecured notes due 2028, $500.0 million in aggregate principal amount of 5.150% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2035. See Note 9 - Corporate Debt and Other Borrowings, Net, and Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
Other Acquisitions
During the six months ended June 30, 2025, the Company completed 21 acquisitions, 19 of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Five of these acquisitions have been accounted for as business combinations and 16 have been accounted for as asset acquisitions.
Business Combinations
Acquisition of The Investment Center, Inc. (“The Investment Center”)
In March 2025, the Company acquired The Investment Center for total consideration of $70.6 million, which included $70.2 million of cash and liabilities of $0.4 million for contingent consideration. The Company was introduced to The Investment Center as part of the Atria acquisition, and the cash consideration was prefunded in 2024 in conjunction with the close of the Atria acquisition. The Company has subsequently transitioned The Investment Center’s brokerage and advisory assets to the Company’s platform. The transaction also includes potential contingent consideration of up to $10.4 million based on revenue growth in the years following the acquisition. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Acquisition related costs incurred during the three and six months ended June 30, 2025, were $2.5 million and $4.8 million, respectively, primarily related to professional services which were classified as professional services expense and promotional expense in the Company's condensed consolidated statements of income. The Company recorded purchase accounting adjustments during the three months ended June 30, 2025 which resulted in a $6.1 million decrease in other liabilities, a $0.4 million a decrease in advisor relationships, and a $5.6 million decrease in goodwill. As of June 30, 2025, the Company had allocated $43.5 million and $27.1 million

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
of the consideration to advisor relationships and goodwill, respectively. The advisor relationships were assigned a useful life of 16 years. See Note 7 - Goodwill and Other Intangibles, Net for additional information.
Other Business Combinations
The Company accounted for four other acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $68.0 million, which included $58.3 million of cash, and liabilities of $9.6 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the years following the closing. This contingent consideration may be settled for amounts up to $44.1 million in the years following the closing. At June 30, 2025, the Company had provisionally allocated $56.0 million of the consideration to client relationships, which were assigned a useful life of 14 years to 15 years, and $11.7 million to goodwill.
Asset Acquisitions
The Company accounted for 16 other acquisitions as asset acquisitions. These transactions included total initial consideration of $143.7 million, including $141.7 million which was allocated to client relationships and $2.0 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years to 15 years, respectively, and the related transactions include potential contingent payments of up to $94.1 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
Acquisition of Atria Wealth Solutions, Inc.
On October 1, 2024 ("acquisition date"), the Company acquired 100% of the outstanding common shares of Atria, a wealth management solutions holding company headquartered in New York, in order to expand its addressable markets and complement organic growth. As part of the acquisition, the Company acquired Atria's seven introducing broker-dealer subsidiaries and completed the conversion of the related brokerage and advisory assets to the Company's platform in July 2025.

During the six months ended June 30, 2025, the Company recorded purchase accounting adjustments that resulted in a $15.4 million decrease in total consideration, a $13.5 million decrease in advisor relationships, a $6.3 million decrease in institutional relationships, a $4.8 million decrease in other receivables, an $8.7 million decrease in other liabilities, a $0.4 million increase in deferred tax liabilities, and a $2.0 million increase in accounts payable and accrued liabilities. These cumulative adjustments resulted in a $2.9 million increase to goodwill.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The following table summarizes the total consideration for the transaction at the acquisition date (dollars in thousands):

Total Consideration	October 1, 2024
Cash	$853,429
Fair value of contingent consideration	19,545
Total consideration	$872,974

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company's provisional purchase price allocation at the acquisition date (dollars in thousands):

Provisional Purchase Price Allocation	October 1, 2024

Fair value of consideration transferred	$872,974
Assets
Cash and equivalents	$76,259
Restricted cash	15,866
Receivables from brokers, dealers and clearing organizations	13,734
Other receivables	37,163
Other intangibles	620,100
Other assets	25,273
Total identifiable assets acquired	$788,395
Liabilities
Accrued advisory and commission expenses payable	32,756
Accounts payable and accrued liabilities	54,500
Deferred tax liabilities	112,320
Other liabilities	17,649
Total liabilities assumed	$217,225
Net assets acquired	571,170
Goodwill	$301,804

The goodwill primarily includes synergies expected to result from combining operations. Other intangible assets comprised $195.4 million of institutional relationships and $424.7 million of advisor relationships which were each assigned useful lives of 16 years. These intangible assets were valued using the income approach and are included in the Advisor and institution relationships line item in Note 7 - Goodwill and Other Intangibles, Net. The fair value determination of institutional and advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and discount rates. The purchase accounting analysis is ongoing and may result in changes to the value of certain tax related assets acquired and liabilities recorded.

Acquisition related costs incurred as part of the Atria acquisition during the three and six months ended June 30, 2025, were $32.0 million and $44.0 million, respectively, primarily related to professional services and conversion costs, which were classified as professional services expense and promotional expense, respectively, in the Company's condensed consolidated statements of income. Atria's results were included in the Company's condensed consolidated statements of income during the three and six months ended June 30, 2025. For this period, total revenues attributable to Atria were approximately $185.4 million and $370.9 million, respectively, and net income was not material.

The following table presents unaudited pro forma results as if the acquisition of Atria had occurred on January 1, 2024 (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
LPL Financial and Atria Pro Forma Combined Financial Information (unaudited)	2024	2024
Total revenue	$3,137,194	$6,175,212
Net income	$219,703	$484,089

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Atria and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
and institutions that have converted to the Company's platform in 2025, and the related interest impact of financing the transaction. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2024.
Other Acquisitions
During the twelve months ended December 31, 2024, the Company completed 23 other acquisitions, 22 of which were completed under the Liquidity & Succession solution in which the Company buys advisor practices. Certain of these acquisitions have been accounted for as business combinations and certain have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for seven of these acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $113.2 million, which included $64.4 million of cash, and liabilities of $48.8 million for contingent consideration. At December 31, 2024, the Company allocated $34.3 million of the purchase price to goodwill and $78.9 million to client relationships acquired as part of these acquisitions, which included a provisional allocation of $3.8 million to goodwill and $11.3 million to client relationships for acquisitions completed in the fourth quarter for which purchase accounting was finalized in 2025. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. See Note 7 – Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2025 or 2024.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2025 and December 31, 2024, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2025 and December 31, 2024, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2025 and December 31, 2024, the Company did not adjust prices received from the independent third-party pricing services.
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
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
June 30, 2025	Type	Valuation Techniques	Unobservable Inputs	Range
$106,034	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	3.0%	-	26.0%
			Discount Rate	12.0%	-	19.1%
			Equivalency Rate(1)	4.8%	-	6.1%
18,815	Contingent Consideration	Probability Weighted Expected Return Method	Equivalency Rate(1)	5.3%	-	5.3%
			Conversion Rate	—%	-	100.0%
$124,849
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
$196,898
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance - Beginning of period	$161,372	$87,262	$196,898	$118,844
Additions and purchase accounting adjustments	(9,374)	20,462	(9,245)	40,380
Payments	(27,458)	(2,500)	(69,707)	(54,000)
Fair value adjustments	309	24,624	6,903	24,624
Balance - End of period	$124,849	$129,848	$124,849	$129,848

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$802,440	$—	$—	$802,440
Cash equivalents segregated under federal or other regulations	647,455	—	—	647,455
Restricted cash	111,713	—	—	111,713
Investment securities — trading:
U.S. treasury obligations	109,419	—	—	109,419
Mutual funds	14,900	—	—	14,900
Money market funds	123	—	—	123
Equity securities	168	—	—	168
Debt securities	—	29	—	29
Total investment securities — trading	124,610	29	—	124,639
Other assets:
Deferred compensation plan	956,489	—	—	956,489
Fractional shares — investment(1)	313,399	—	—	313,399
Other investments	—	2,313	—	2,313
Total other assets:	1,269,888	2,313	—	1,272,201
Total assets at fair value	$2,956,106	$2,342	$—	$2,958,448
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$181	$—	$—	$181
Mutual funds	17	—	—	17
Debt securities	—	12	—	12
Total securities sold, but not yet purchased	198	12	—	210
Fractional shares — repurchase obligation(1)	313,399	—	—	313,399
Contingent consideration	—	—	124,849	124,849
Total other liabilities	313,597	12	124,849	438,458
Total liabilities at fair value	$313,597	$12	$124,849	$438,458
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

June 30, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$3,382,897	$3,382,897	$—	$—	$3,382,897
Cash segregated under federal or other regulations	963,745	963,745	—	—	963,745
Restricted cash	4,962	4,962	—	—	4,962
Receivables from clients, net	710,463	—	710,463	—	710,463
Receivables from brokers, dealers and clearing organizations	129,490	—	129,490	—	129,490
Advisor repayable loans, net(1)	374,346	—	—	300,384	300,384
Other receivables, net	951,063	—	951,063	—	951,063
Investment securities — held-to-maturity securities	15,323	—	15,395	—	15,395
Other assets:
Securities borrowed	8,146	—	8,146	—	8,146
Deferred compensation plan(2)	10,404	10,404	—	—	10,404
Other investments(3)	8,332	—	8,332	—	8,332
Total other assets	26,882	10,404	16,478	—	26,882
Liabilities
Client payables	$2,090,520	$—	$2,090,520	$—	$2,090,520
Payables to brokers, dealers and clearing organizations	273,593	—	273,593	—	273,593
Corporate debt and other borrowings, net	7,175,032	—	7,284,719	—	7,284,719

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$913,407	$913,407	$—	$—	$913,407
Cash segregated under federal or other regulations	925,085	925,085	—	—	925,085
Restricted cash	19,356	19,356	—	—	19,356
Receivables from clients, net	633,834	—	633,834	—	633,834
Receivables from brokers, dealers and clearing organizations	76,545	—	76,545	—	76,545
Advisor repayable loans, net(1)	360,760	—	—	281,146	281,146
Other receivables, net	902,777	—	902,777	—	902,777
Investment securities - held-to-maturity securities	15,214	—	15,190	—	15,190
Other assets:
Deferred compensation plan(2)	8,742	8,742	—	—	8,742
Securities borrowed	4,811	—	4,811	—	4,811
Other investments(3)	7,706	—	7,706	—	7,706
Total other assets	21,259	8,742	12,517	—	21,259
Liabilities
Client payables	$1,898,665	$—	$1,898,665	$—	$1,898,665
Payables to brokers, dealers and clearing organizations	129,228	—	129,228	—	129,228
Corporate debt and other borrowings, net	5,494,724	—	5,480,389	—	5,480,389
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

The following table summarizes investment securities (in thousands):

	June 30, 2025	December 31, 2024
Trading securities — at fair value:
U.S. treasury obligations	$109,419	$28,511
Mutual funds	14,900	13,627
Money market funds	123	110
Equity securities	168	8
Debt securities	29	11
Total trading securities	$124,639	$42,267
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,323	$15,214
Total held-to-maturity securities	$15,323	$15,214
Total investment securities	$139,962	$57,481

At June 30, 2025, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,071	$10,252	$—	$—	$15,323
U.S. government notes — at fair value	$5,064	$10,331	$—	$—	$15,395
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2023	$1,856,648
Purchase accounting adjustments	(16,980)
Goodwill acquired	333,205
Balance at December 31, 2024	2,172,873
Purchase accounting adjustments	(3,921)
Goodwill acquired	44,441
Balance at June 30, 2025	$2,213,393
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at June 30, 2025 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.3	$1,652,596	$(754,196)	$898,400
Client relationships	12.7	797,377	(108,477)	688,900
Product sponsor relationships	0.9	234,086	(226,677)	7,409
Technology	6.7	20,930	(14,325)	6,605
Total definite-lived intangible assets, net		$2,704,989	$(1,103,675)	$1,601,314
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,641,133
_______________________________
(1)During the six months ended June 30, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2024 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$1,626,281	$(699,385)	$926,896
Client relationships	12.7	581,519	(86,292)	495,227
Product sponsor relationships	1.3	234,086	(220,880)	13,206
Technology	7.6	20,930	(13,090)	7,840
Total definite-lived intangibles, net		$2,462,816	$(1,019,647)	$1,443,169
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,482,988
_______________________________
(1)    During the year ended December 31, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $46.1 million and $30.6 million for the three months ended June 30, 2025 and 2024, respectively, and $89.6 million and $60.2 million for the six months ended June 30, 2025 and 2024, respectively. Future amortization is estimated as follows (in thousands):

2025 - remainder	$89,562
2026	142,433
2027	137,284
2028	131,492
2029	122,814
Thereafter	977,729
Total	$1,601,314

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Other assets:
Deferred compensation	$966,893	$865,585
Prepaid assets	213,917	194,690
Fractional shares — investment	313,399	278,683
Deferred tax assets, net	129,659	129,902
Operating lease assets	133,990	119,144
Referral fee	98,663	85,780
Debt issuance costs, net	12,981	14,154
Other	90,277	127,801
Total other assets	$1,959,779	$1,815,739

Other liabilities:
Deferred compensation	$961,346	$862,698
Unearned revenue	263,285	207,563
Fractional shares — repurchase obligation	313,399	278,683
Operating lease liabilities	163,365	147,718
Finance lease liabilities	—	105,123
Financing obligation liabilities	109,096	—
Taxes payable	60,040	134,815
Contingent consideration	124,849	196,898
Other	5,035	18,241
Total other liabilities	$2,000,415	$1,951,739

The Company entered into a 20 year credit tenant lease on its Fort Mill, South Carolina office in April 2025. The transaction was accounted for as a financing arrangement as it did not qualify for sale-leaseback accounting primarily due to the existence of an option to purchase the property for $1 at the end of the lease term. The Company had previously accounted for this location as a finance lease. As a result of the transaction, the term was extended, a financing obligation of $109.3 million was recorded, and the existing finance lease liability of $105.0 million was derecognized. The Company allocated $104.0 million and $5.3 million to building and land, respectively, in the property and equipment, net line item in the Company's condensed consolidated statements of financial condition. In connection with the sale-leaseback, the Company incurred incremental costs of $2.5 million, which were included in the basis of the amount financed.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	June 30, 2025			December 31, 2024
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+147.5 bps	5.791%	$1,020,000	SOFR+147.5 bps	6.000%	12/5/2026
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	500,000	Fixed Rate	4.900%	—	—	—%	4/3/2028
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	—	—	—%	3/15/2030
2030 Senior Notes(1)	500,000	Fixed Rate	5.150%	—	—	—%	6/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	—	—	—%	3/15/2035
2035 Senior Notes(1)	500,000	Fixed Rate	5.750%	—	—	—%	6/15/2035
Total Corporate Debt	7,220,000			4,470,000
Less: Unamortized Debt Issuance Cost	(44,968)			(22,276)
Corporate debt, net	$7,175,032			$4,447,724
Other Borrowings
Revolving Credit Facility	—	ABR+37.5 bps / SOFR+147.5 bps	5.797%	1,047,000	ABR+37.5 bps / SOFR+147.5 bps	6.007%	5/20/2029
Total other borrowings	$—			$1,047,000
Corporate Debt and Other Borrowings, Net	$7,175,032			$5,494,724
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at June 30, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,250
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2025	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Issuance of 2028 4.900% Senior Notes, 2030 5.150% Senior Notes, and 2035 5.750% Senior Notes
On April 3, 2025, the Company completed the issuance and sale of $500.0 million in aggregate principal amount of 4.900% senior unsecured notes due 2028 (“2028 4.900% Senior Notes”), $500.0 million in aggregate principal amount of 5.150% senior unsecured notes due 2030 (“2030 5.150% Senior Notes”) and $500.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2035 (“2035 5.750% Senior Notes”). The proceeds of the issuance were utilized to fund the acquisition of Commonwealth.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The 2028 4.900% Senior Notes will mature on April 3, 2028, and interest is payable semi-annually. The Company may redeem all or part of the 2028 4.900% Senior Notes on or prior to March 3, 2028 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Sixth Supplemental Indenture dated April 3, 2025) plus 20 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2028 4.900% Senior Notes to be redeemed plus accrued interest. On or after March 3, 2028, the Company may redeem the 2028 4.900% Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
The 2030 5.150% Senior Notes will mature on June 15, 2030, and interest is payable semi-annually. The Company may redeem all or part of the 2030 5.150% Senior Notes on or prior to May 15, 2030 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Seventh Supplemental Indenture dated April 3, 2025) plus 20 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2030 5.150% Senior Notes to be redeemed plus accrued interest. On or after May 15, 2030, the Company may redeem the 2030 5.150% Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
The 2035 5.750% Senior Notes will mature on June 15, 2035, and interest is payable semi-annually. The Company may redeem all or part of the 2035 5.750% Senior Notes on or prior to March 15, 2035 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Eighth Supplemental Indenture dated April 3, 2025) plus 25 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2035 5.750% Senior Notes to be redeemed plus accrued interest. On or after March 15, 2035, the Company may redeem the 2035 5.750% Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
In connection with the issuance of the 2028 4.900% Senior Notes, 2030 5.150% Senior Notes and 2035 5.750% Senior Notes, the Company incurred $11.0 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Issuance of 2030 5.200% Senior Notes and 2035 5.650% Senior Notes
On February 26, 2025, LPLH issued $750.0 million in aggregate principal amount of 5.200% senior notes due 2030 (“2030 5.200% Senior Notes”) and $500.0 million in aggregate principal amount of 5.650% senior notes due 2035 (the “2035 5.650% Senior Notes”). The 2030 5.200% Senior Notes and 2035 5.650% Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used a portion of the proceeds from the issuance to repay borrowings made under its senior unsecured revolving credit facility and for general corporate purposes.
The 2030 5.200% Senior Notes will mature on March 15, 2030, and interest is payable semi-annually. The Company may redeem all or part of the 2030 5.200% Senior Notes on or prior to February 15, 2030 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Fourth Supplemental Indenture dated February 26, 2025) plus 15 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2030 5.200% Senior Notes to be redeemed plus accrued interest. On or after February 15, 2030, the Company may redeem the 2030 5.200% Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
The 2035 5.650% Senior Notes will mature on March 15, 2035, and interest is payable semi-annually. The Company may redeem all or part of the 2035 5.650% Senior Notes on or prior to December 15, 2034 at a redemption price that is equal to the greater of: (i) the remaining scheduled payments of principal and interest discounted at the Treasury Rate (as defined in the Fifth Supplemental Indenture dated February 26, 2025) plus 20 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2035 5.650% Senior Notes to be redeemed plus accrued interest. On or after December 15, 2034, the Company may redeem the 2035 5.650% Senior Notes at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
In connection with the issuance of the 2030 5.200% Senior Notes and 2035 5.650% Senior Notes, the Company incurred $10.4 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2025, the Company was in compliance with such covenants.
Broker-Dealer Revolving Credit Facility
On May 19, 2025, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2026. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.3 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of June 30, 2025.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of June 30, 2025. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at June 30, 2025 or December 31, 2024.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2025 or December 31, 2024.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance — January 1	$79,637	$82,883
Losses incurred	19,275	18,611
Losses paid	(11,891)	(20,339)
Ending balance — June 30	$87,021	$81,155
Other Commitments
As of June 30, 2025, the Company had approximately $642.2 million of client margin loans that were collateralized with securities having a fair value of approximately $899.1 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $507.6 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2025, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $391.5 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $10.0 million and $8.5 million of trading securities pledged to the Options Clearing Corporation at June 30, 2025 and December 31, 2024, respectively, and $24.9 million and $20.0 million of trading securities pledged to the National Securities Clearing Corporation at June 30, 2025 and December 31, 2024, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2025		2024
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$22.4
Second quarter	$0.30	$24.0	$0.30	$22.4
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
During the six months ended June 30, 2025 LPLFH repurchased 289,371 shares of common stock at a weighted-average price of $345.59 for a total of $100.0 million. As of June 30, 2025, the Company had $630.0 million remaining under the existing share repurchase program. As a result of the Company’s acquisition of Commonwealth, we paused share repurchases. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Offering
On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share. The Company received proceeds of approximately $1.7 billion, which were used to fund the acquisition of Commonwealth. In connection with the issuance, the Company incurred incremental costs of $48.1 million, which were recorded as a reduction to the offering proceeds. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for additional information.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,610,977 shares remaining available for future issuance at June 30, 2025.
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2024	135,510	$61.08
Granted	—	$—
Exercised	(65,960)	$59.49
Forfeited and Expired	—	$—
Outstanding — June 30, 2025	69,550	$62.58	2.69	$21,727
Exercisable — June 30, 2025	69,550	$62.58	2.69	$21,727
Exercisable and expected to vest — June 30, 2025	69,550	$62.58	2.69	$21,727
The following table summarizes information about outstanding stock options and warrants as of June 30, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	4,494	$19.85	0.66	4,494	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	14,995	$39.48	1.70	14,995	$39.48
$45.01 - $65.00	—	$—	0.00	—	$—
$65.01 - $75.00	17,461	$65.50	2.57	17,461	$65.50
$75.01 - $80.00	32,600	$77.53	3.49	32,600	$77.53
	69,550	$62.58	2.69	69,550	$62.58

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three and six months ended June 30, 2025 or 2024. As of June 30, 2025, there was no unrecognized compensation cost related to non-vested stock options.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the six months ended June 30, 2025:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2024	6,291	$268.64	622,564		$232.77
Granted	1,820	$372.50	303,425		$364.87
Vested	(6,907)	$277.90	(230,118)		$239.59
Forfeited	—	$—	(23,719)		$317.62
Outstanding — June 30, 2025	1,204	$372.50	672,152	(1)	$287.07
Expected to vest — June 30, 2025	1,204	$372.50	504,951		$317.62
_______________________________
(1)    Includes 97,456 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $16.8 million and $17.3 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2025 and 2024, respectively, and $32.6 million and $37.6 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized compensation cost for restricted stock awards and stock units was $134.4 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.8 million and $0.7 million related to the vesting of these awards during the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $5.2 million, which is expected to be recognized over a weighted-average remaining period of 1.9 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$273,249	$243,800	$591,822	$532,564

Basic weighted-average number of shares outstanding	79,984	74,725	77,307	74,644
Dilutive common share equivalents	389	823	453	885
Diluted weighted-average number of shares outstanding	80,373	75,548	77,760	75,529

Basic earnings per share	$3.42	$3.26	$7.66	$7.13
Diluted earnings per share	$3.40	$3.23	$7.61	$7.05
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended June 30, 2025 and 2024, stock options, warrants and stock units representing common share equivalents of 88,002 shares and 5,174 shares, respectively, were anti-dilutive. For the six months ended June 30, 2025 and 2024, stock options, warrants and stock units representing common share equivalents of 60,876 shares and 3,568 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2025
LPL Financial LLC
Net capital	$758,712
Less: required net capital	22,909
Excess net capital	$735,803
Our other regulated subsidiaries, including LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of June 30, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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

NOTE 17 - SUBSEQUENT EVENTS

The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on August 29, 2025 to all stockholders of record on August 15, 2025.

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
As of June 30, 2025, the fair value of our trading securities was $124.6 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.3 billion as of June 30, 2025. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2025, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at June 30, 2025	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,020,000	$1,020	$2,550	$5,100	$10,200
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three and six months ended June 30, 2025 or 2024. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

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
4.1
Sixth Supplemental Indenture, dated April 3, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on April, 3 2025, File No. 001-34963).

4.2
Seventh Supplemental Indenture, dated April 3, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on April, 3 2025, File No. 001-34963).

4.3
Eighth Supplemental Indenture, dated April 3, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on April, 3 2025, File No. 001-34963).

10.1	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 22, 2025.*
10.2	LPL Financial LLC Executive Severance Plan, amended and restated as of May 9, 2025.*
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	August 4, 2025	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	August 4, 2025	By:	/s/ MATTHEW AUDETTE
Matthew Audette
President and Chief Financial Officer

Date:	August 4, 2025	By:	/s/ KATHARINE REEPING
Katharine Reeping
Chief Accounting Officer