Form 10-Q
period 2025-09-30
LPL Financial Holdings Inc.
filed 2025-11-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 30, 2025 was 80,037,622.

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

These forward-looking statements reflect the Company’s expectations and objectives as of November 3, 2025. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
Adjusted Net Income: A non-GAAP financial measure defined as net (loss) income plus the after-tax impact of amortization of other intangibles, acquisition costs, and certain regulatory charges.
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
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC, LPL Enterprise, LLC, The Private Trust Company, N.A., Commonwealth Equity Services, LLC (“CES”), and certain of Atria Wealth Solutions, Inc.’s (“Atria”) introducing broker-dealer subsidiaries, in excess of the capital requirements of the Company’s Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
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
EBITDA: A non-GAAP financial measure defined as net (loss) income plus interest expense on borrowings, (benefit from) provision for income taxes, depreciation and amortization, and amortization of other intangibles.
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
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We support over 32,000 financial advisors, and the wealth management practices of approximately 1,100 financial institutions, servicing and custodying approximately $2.3 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
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

Significant Events
Closed on the acquisition of Commonwealth Financial Network (“Commonwealth”)
On August 1, 2025, the Company closed on the acquisition of Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, for a cash payment of approximately $2.7 billion. As part of the transaction, Commonwealth will transition its advisory and brokerage assets to the Company’s platform. The Company expects to complete the conversion in the fourth quarter of 2026. Commonwealth's results were included in the Company's condensed consolidated statements of income from August 1, 2025 through September 30, 2025 and condensed consolidated statements of financial condition as of September 30, 2025. See Note 4 - Acquisitions within the notes to the condensed consolidated financial statements for additional information.

Executive Summary
Financial Highlights
Results for the third quarter of 2025 included a net loss of $29.5 million, or a $0.37 loss per diluted share, which compares to net income of $255.3 million, or $3.39 per diluted share, for the third quarter of 2024. The net loss for the third quarter of 2025 was driven by $419.0 million of acquisition related expenses incurred at the closing of Commonwealth. Adjusted net income and adjusted earnings per share for the third quarter of 2025, which exclude these items, were $418.2 million and $5.20 per diluted share, respectively, which compares to $313.4 million and $4.16 per diluted share for the third quarter of 2024. See the “Key Performance Metrics” section and Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Asset Trends
Total advisory and brokerage assets served were $2.3 trillion at September 30, 2025, compared to $1.6 trillion at September 30, 2024. Total net new assets were $307.7 billion for the three months ended September 30, 2025, compared to $27.5 billion for the same period in 2024.
Net new advisory assets were $229.0 billion for the three months ended September 30, 2025, compared to $23.7 billion for the same period in 2024. Advisory assets were $1.3 trillion, or 58% of total advisory and brokerage assets served, at September 30, 2025, up 51% from $892.0 billion at September 30, 2024.
Net new brokerage assets were $78.7 billion for the three months ended September 30, 2025, compared to $3.8 billion for the same period in 2024. Brokerage assets were $967.7 billion at September 30, 2025, up 38% from $700.1 billion at September 30, 2024.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.5 billion for the three months ended September 30, 2025, an increase of 31% from $1.1 billion for the three months ended September 30, 2024. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends
During the three months ended September 30, 2025, we paid stockholders cash dividends of $24.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Operating Metrics (dollars in billions)(1)	2025	2025	2024
Advisory and Brokerage Assets(2)
Advisory assets	$1,346.9	$1,060.7	$892.0
Brokerage assets	967.7	858.5	700.1
Total Advisory and Brokerage Assets	$2,314.5	$1,919.2	$1,592.1
Advisory as a % of total Advisory and Brokerage Assets	58.2%	55.3%	56.0%

Net New Assets(3)
Net new advisory assets	$229.0	$23.1	$23.7
Net new brokerage assets	78.7	(2.6)	3.8
Total Net New Assets	$307.7	$20.5	$27.5

Organic Net New Assets
Organic net new advisory assets	$29.6	$23.1	$23.2
Organic net new brokerage assets	3.1	(2.6)	3.8
Total Organic Net New Assets	$32.7	$20.5	$27.0

Organic advisory net new assets annualized growth(4)	11.2%	9.5%	11.2%
Total organic net new assets annualized growth(4)	6.8%	4.6%	7.2%

Client Cash Balances
Insured cash account sweep	$36.9	$34.2	$32.1
Deposit cash account sweep	13.0	10.8	9.6
Total Bank Sweep	49.9	44.9	41.7
Money market sweep	4.2	3.7	2.3
Total Client Cash Sweep Held by Third Parties	54.1	48.6	44.0
Client cash account	1.8	2.0	1.8
Total Client Cash Balances	$55.8	$50.6	$45.8
Client Cash Balances as a % of Total Assets	2.4%	2.6%	2.9%

Net buy (sell) activity(5)	$41.8	$36.6	$37.7

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Business and Financial Metrics (dollars in millions)	2025	2025	2024
Advisors	32,128	29,353	23,686
Average total assets per advisor(6)	$72.0	$65.4	$67.2

Dividends	$24.0	$24.0	$22.4
Leverage ratio(7)	2.04	1.23	1.61

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2025	2024	2025	2024
Total revenue	$4,552.0	$3,108.4	$12,057.0	$8,872.8
Net (loss) income	$(29.5)	$255.3	$562.3	$787.9
(Loss) earnings per share (“EPS”), diluted	$(0.37)	$3.39	$7.15	$10.45
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$5.20	$4.16	$14.86	$12.25
Gross profit(9)	$1,479.3	$1,128.1	$4,056.3	$3,273.7
Adjusted EBITDA(10)	$774.8	$566.2	$2,145.5	$1,639.6
Core G&A(11)	$477.3	$359.1	$1,316.0	$1,093.6
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), as well as assets under custody of a third-party custodian related to CES and Atria’s introducing broker-dealer subsidiaries. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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
(7)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP financial measure, is defined in the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the trailing twelve-month periods presented (in millions):

	September 30,	June 30,	September 30,
Credit Agreement Net Debt Reconciliation	2025	2025	2024
Corporate debt and other borrowings	$7,564.0	$7,220.0	$4,469.2
Corporate Cash(12)	(568.4)	(3,617.0)	(708.4)
Credit Agreement Net Debt(†)	$6,995.6	$3,603.0	$3,760.8

	September 30,	June 30,	September 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2025	2025	2024
Net income	$833.1	$1,117.9	$1,005.4
Interest expense on borrowings	379.8	341.3	246.6
Provision for income taxes	260.2	356.8	340.0
Depreciation and amortization	380.3	359.0	284.4
Amortization of other intangibles	196.9	164.7	121.2
EBITDA(†)	$2,050.3	$2,339.6	$1,997.7
Credit Agreement Adjustments:
Acquisition costs and other(13)(14)	$743.0	$269.6	$236.0
Employee share-based compensation	82.6	84.2	78.4
M&A accretion(15)	552.4	222.2	26.3
Advisor share-based compensation	2.9	2.8	2.5
Loss on extinguishment of debt	4.0	4.0	—
Credit Agreement EBITDA(†)	$3,435.2	$2,922.4	$2,340.9

	September 30,	June 30,	September 30,
	2025	2025	2024
Leverage Ratio	2.04	1.23	1.61
_______________________________
(†)    Totals may not foot due to rounding.

(8)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net (loss) income plus the after-tax impact of amortization of other intangibles, acquisition costs, and certain regulatory charges, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items, acquisition costs and certain regulatory charges that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net (loss) income, (loss) earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net (loss) income and (loss) earnings per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net (loss) income / (loss) earnings per diluted share	$(29.5)	$(0.37)	$255.3	$3.39	$562.3	$7.15	$787.9	$10.45
Regulatory charge(14)	—	—	18.0	0.24	—	—	18.0	0.24
Amortization of other intangibles	64.7	0.81	32.5	0.43	154.3	1.96	92.6	1.23
Acquisition costs(16)	538.2	6.70	22.2	0.29	661.6	8.42	68.6	0.91
Tax benefit	(155.1)	(1.93)	(14.6)	(0.19)	(210.5)	(2.68)	(43.2)	(0.57)
Adjusted Net Income / Adjusted EPS(†)	$418.2	$5.20	$313.4	$4.16	$1,167.7	$14.86	$923.9	$12.25
Weighted-average shares outstanding, diluted	80.4		75.4		78.6		75.4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2025	2024	2025	2024
Total revenue	$4,552.0	$3,108.4	$12,057.0	$8,872.8
Advisory and commission expense	3,025.3	1,948.1	7,862.4	5,500.6
Brokerage, clearing and exchange expense	43.3	29.6	130.7	93.2
Employee deferred compensation	4.1	2.6	7.7	5.3
Gross Profit(†)	$1,479.3	$1,128.1	$4,056.3	$3,273.7
_______________________________
(†)    Totals may not foot due to rounding.
(10)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net (loss) income plus interest expense on borrowings, (benefit from) provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs and certain regulatory charges. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net (loss) income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation	2025	2024	2025	2024
Net (loss) income	$(29.5)	$255.3	$562.3	$787.9
Interest expense on borrowings	106.3	67.8	297.8	192.2
(Benefit from) provision for income taxes	(4.6)	92.0	189.6	263.7
Depreciation and amortization	99.7	78.3	288.3	216.5
Amortization of other intangibles	64.7	32.5	154.3	92.6
EBITDA	$236.6	$525.9	$1,492.4	$1,552.9
Regulatory charge(14)	—	18.0	—	18.0
Acquisition costs excluding interest(16)	538.2	22.2	653.1	68.6
Adjusted EBITDA(†)	$774.8	$566.2	$2,145.5	$1,639.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Core G&A Reconciliation	2025	2024	2025	2024
Total expense	$4,586.1	$2,761.0	$11,305.1	$7,821.1
Advisory and commission	(3,025.3)	(1,948.1)	(7,862.4)	(5,500.6)
Depreciation and amortization	(99.7)	(78.3)	(288.3)	(216.5)
Interest expense on borrowings	(106.3)	(67.8)	(297.8)	(192.2)
Brokerage, clearing and exchange	(43.3)	(29.6)	(130.7)	(93.2)
Amortization of other intangibles	(64.7)	(32.5)	(154.3)	(92.6)
Employee deferred compensation	(4.1)	(2.6)	(7.7)	(5.3)
Total G&A(†)	1,242.7	602.1	2,563.9	1,720.7
Promotional (ongoing)(17)	(201.9)	(175.6)	(517.4)	(455.7)
Acquisition costs excluding interest(16)	(538.2)	(22.2)	(653.1)	(68.6)
Employee share-based compensation	(18.6)	(20.3)	(56.5)	(62.9)
Regulatory charges(14)	(6.7)	(24.9)	(20.9)	(39.9)
Core G&A(†)	$477.3	$359.1	$1,316.0	$1,093.6

_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)Acquisition costs and other for the twelve months ending September 30, 2025, June 30, 2025 and September 30, 2024 primarily include costs related to acquisitions and the integration of the strategic relationship with Prudential Financial, Inc. Acquisition costs and other for the twelve months ending September 30, 2025 and June 30, 2025 include a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer. Acquisition costs and other for the twelve months ending June 30, 2025 and September 30, 2024 include an $18.0 million regulatory charge recognized related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program.
(14)The Company recorded an $18.0 million regulatory charge for the three and nine months ended September 30, 2024 related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program.
(15)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition. The increase in M&A accretion for the twelve months ending September 30, 2025 and June 30, 2025 as compared to the twelve months ending September 30, 2024 was primarily related to the impact of acquisitions.
(16)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition costs	2025	2024	2025	2024
Compensation and benefits(18)	$257.6	$8.3	$291.1	$19.0
Occupancy and equipment(18)	197.6	(1.0)	198.9	—
Promotional(17)	25.7	2.0	69.4	4.8
Professional services	9.7	6.7	26.9	13.5
Change in fair value of contingent consideration	2.7	5.9	9.6	30.5
Interest	—	—	8.5	—
Other	45.0	0.3	57.3	0.8
Acquisition costs(†)	$538.2	$22.2	$661.6	$68.6
_______________________________
(†)    Totals may not foot due to rounding.
(17)Promotional (ongoing) for the three and nine months ended September 30, 2025 includes $19.0 million and $55.0 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income compared to $13.0 million and $33.2 million for the same periods in 2024. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
(18)The Company incurred $419.0 million of acquisition costs at the Commonwealth closing. This primarily includes $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment.

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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2025, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. The equity markets rose during the third quarter, reaching new heights, with the S&P 500 and Russell 2000 small cap index rising 8.12% and 12.4%, respectively during the third quarter of 2025.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the third quarter of 2025, Fed policymakers lowered the target federal funds rate to a range of 4.00% to 4.25%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will continue to take into account the evolving economic outlook and balance of risks.

Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change(1)	2025	2024	% Change(1)
REVENUE
Advisory	$2,210,499	$1,378,050	60%	$5,617,482	$3,866,024	45%
Commission:
Sales-based	695,029	429,132	62%	1,924,859	1,237,437	56%
Trailing	492,426	377,400	30%	1,348,440	1,102,587	22%
Total commission	1,187,455	806,532	47%	3,273,299	2,340,024	40%
Asset-based:
Client cash	428,190	353,855	21%	1,217,553	1,047,712	16%
Other asset-based	354,090	272,336	30%	962,315	780,208	23%
Total asset-based	782,280	626,191	25%	2,179,868	1,827,920	19%
Service and fee	174,715	145,729	20%	471,753	412,901	14%
Transaction	67,260	58,546	15%	195,665	174,739	12%
Interest income, net	60,859	49,923	22%	181,651	140,926	29%
Other	68,909	43,423	59%	137,291	110,222	25%
Total revenue	4,551,977	3,108,394	46%	12,057,009	8,872,756	36%
EXPENSE
Advisory and commission	3,025,274	1,948,065	55%	7,862,364	5,500,579	43%
Compensation and benefits	585,409	266,415	120%	1,210,055	814,784	49%
Occupancy and equipment	299,680	69,879	n/m	458,363	205,672	123%
Promotional	208,547	164,538	27%	531,744	427,282	24%
Interest expense on borrowings	106,295	67,779	57%	297,793	192,202	55%
Depreciation and amortization	99,722	78,338	27%	288,309	216,495	33%
Professional services	75,507	26,295	187%	152,925	61,674	148%
Amortization of other intangibles	64,706	32,461	99%	154,330	92,620	67%
Brokerage, clearing and exchange	43,282	29,636	46%	130,710	93,152	40%
Communications and data processing	23,060	17,916	29%	63,983	57,066	12%
Other	54,606	59,724	(9%)	154,487	159,619	(3%)
Total expense	4,586,088	2,761,046	66%	11,305,063	7,821,145	45%
(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(34,111)	347,348	n/m	751,946	1,051,611	(28%)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(4,594)	92,045	n/m	189,641	263,744	(28%)
NET (LOSS) INCOME	$(29,517)	$255,303	n/m	$562,305	$787,867	(29%)
_______________________________
(1) % change variances greater than 200% are not meaningful.

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate registered investment advisor (“RIA”) advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1.0% of the underlying assets for the nine months ended September 30, 2025.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	September 30,
	2025	2024	$ Change	% Change
Corporate advisory assets	$1,022.1	$618.8	$403.3	65%
Independent RIA advisory assets	324.8	273.2	51.6	19%
Total advisory assets	$1,346.9	$892.0	$454.9	51%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance - Beginning of period	$1,060.7	$829.1	$957.0	$735.8
Net new advisory assets(1)	229.0	23.7	289.7	66.6
Market impact(2)	57.2	39.2	100.2	89.6
Balance - End of period	$1,346.9	$892.0	$1,346.9	$892.0
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
Advisory revenue increased during the three and nine months ended September 30, 2025 as compared to the same periods in 2024 due primarily to an increase in advisory asset balances and related market impacts.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales-based	$695,029	$429,132	$265,897	62%	$1,924,859	$1,237,437	$687,422	56%
Trailing	492,426	377,400	115,026	30%	1,348,440	1,102,587	245,853	22%
Total commission revenue	$1,187,455	$806,532	$380,923	47%	$3,273,299	$2,340,024	$933,275	40%
The increase in sales-based commission revenue for the three and nine months ended September 30, 2025 compared to 2024 was primarily driven by an increase in sales of annuities. The increase in trailing commission revenue for the three and nine months ended September 30, 2025 compared to 2024 was primarily due to continued growth in trail earning assets held by customers.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance - Beginning of period	$858.5	$668.7	$783.7	$618.2
Net new brokerage assets(1)	78.7	3.8	117.3	11.5
Market impact(2)	30.5	27.6	66.7	70.4
Balance - End of period	$967.7	$700.1	$967.7	$700.1
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
Asset-based revenue for the three and nine months ended September 30, 2025 increased by $156.1 million and $351.9 million, respectively, compared to the same periods in 2024, due to increases in client cash and other asset-based revenue. Other asset-based revenue for the three and nine months ended September 30, 2025 increased compared to 2024 primarily due to increases in recordkeeping and sponsorship program revenue. Client cash revenue for the three and nine months ended September 30, 2025 increased compared to 2024 due to higher average client cash balances during the three and nine months ended September 30, 2025 as compared to 2024. For the three months ended September 30, 2025, our average client cash balances increased to $50.3 billion compared to $42.6 billion in 2024. For the nine months ended September 30, 2025, our average client cash balances increased to $49.9 billion compared to $43.3 billion in 2024.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and nine months ended September 30, 2025 increased compared to 2024, primarily due to increases in custodian fees, trading, licensing, conference services and registration fees.
Interest Income, Net
Interest income is primarily generated from bank deposits, client margin loans, client cash account balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and nine months ended September 30, 2025 increased compared to 2024 primarily due to interest earned on overnight investment accounts driven by an increase in average daily balances.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and nine months ended September 30, 2025 increased compared to 2024, primarily due to increases in the number of transactions and transaction charges for managed assets.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue increased for the three and nine months ended September 30, 2025 as compared to 2024 primarily due to an increase in unrealized gains in our deferred compensation plan assets.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Payout rate	87.47%	87.46%	1 bps	87.21%	87.16%	5 bps
Our payout rate for the three and nine months ended September 30, 2025 increased compared to 2024, primarily due to higher payouts resulting from our strategic relationship with Prudential Financial, Inc.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth the number of employees for the periods presented:

	September 30,
	2025	2024	Change
Number of employees	10,116	8,773	15%
Compensation and benefits expense for the three and nine months ended September 30, 2025 increased by $319.0 million and $395.3 million, respectively, compared to 2024, primarily due to acquisition related expenses incurred in conjunction with the Commonwealth transaction as well as an increase in headcount. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and nine months ended September 30, 2025 increased by $229.8 million and $252.7 million, respectively, compared to 2024, primarily due to acquisition related expenses incurred in conjunction with the Commonwealth transaction. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and nine months ended September 30, 2025 increased by $44.0 million and $104.5 million, respectively, compared to 2024, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, partially offset by decreases in large institutional onboarding costs.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, Term Loan A (“Term Loan A”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and nine months ended September 30, 2025 increased by $38.5 million and $105.6 million, respectively, compared to 2024, primarily as a result of the issuance of $1.0 billion senior unsecured notes in May 2024, $1.25 billion senior unsecured notes in February 2025 and $1.5 billion senior unsecured notes in April 2025. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and nine months ended September 30, 2025 increased by $21.4 million and $71.8 million, respectively, compared to 2024, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three and nine months ended September 30, 2025 increased by $49.2 million and $91.3 million, respectively, compared to 2024, primarily due to technology enhancement projects and acquisition-related support.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three and nine months ended September 30, 2025 increased by $32.2 million and $61.7 million, respectively, compared to 2024, primarily due to additional intangible assets acquired during the period.

Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three and nine months ended September 30, 2025 increased by $13.6 million and $37.6 million, respectively, compared to 2024, primarily due to an increase in the volume of trades and expenses for quote services.
Provision for Income Taxes
Our effective income tax rate was 13.5% and 26.5% for the three months ended September 30, 2025 and 2024, respectively, and 25.2% and 25.1% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The decrease in our effective tax rate for the three months ended September 30, 2025 was primarily driven by state tax reserves which reduced the tax benefit on the pre-tax book loss in the third quarter of 2025.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the nine months ended September 30, 2025 and 2024, LPL Financial paid dividends of $800.0 million and $410.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, LPL Enterprise, The Private Trust Company, N.A. (“PTC”), CES, and Atria’s introducing broker-dealer subsidiaries in excess of the capital requirements of the Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.

The following table presents the components of Corporate Cash (in thousands):

	September 30, 2025	December 31, 2024
Cash and equivalents	$1,343,507	$967,079
Cash at regulated subsidiaries	(1,270,366)	(884,779)
Excess cash at regulated subsidiaries per the Credit Agreement	495,253	397,138
Corporate Cash	$568,394	$479,438

Corporate Cash
Cash at the Parent	$12,187	$39,782
Excess cash at regulated subsidiaries per the Credit Agreement	495,253	397,138
Cash at non-regulated subsidiaries	60,954	42,518
Corporate Cash	$568,394	$479,438
Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million of Corporate Cash to meet our near-term corporate debt obligations. Corporate Cash increased by $89.0 million during the nine months ended September 30, 2025 primarily as a result of proceeds received from our $1.25 billion debt issuance in February 2025 and our $1.5 billion debt issuance and $1.7 billion equity offering in April 2025 offset by payments related to the acquisition of Commonwealth. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net, and Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of September 30, 2025, the earliest principal maturity date for our corporate debt with outstanding balances is in 2026 and our revolving credit facilities and uncommitted lines of credit mature between 2026 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. The Company repurchased 289,371 shares for a total of $100.0 million during the nine months ended September 30, 2025, and as of September 30, 2025, had $630.0 million remaining under our existing repurchase program. We paused share repurchases in anticipation of the Commonwealth acquisition. Given the closing of the transaction, we expect to evaluate resuming share repurchases, consistent with our existing capital management strategy. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity

LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at September 30, 2025, as well as two additional lines of credit with unspecified limits. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at September 30, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$344	$1,906
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2025
LPL Financial LLC
Net capital	$478,787
Less: required net capital	26,405
Excess net capital	$452,382
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
Our other regulated subsidiaries, including LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, Commonwealth’s introducing broker-dealer subsidiary, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of September 30, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
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
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Nine Months Ended September 30,
Combined Summarized Statements of Income	2025
Revenues(1)	$157,797
Revenues from non-guarantor subsidiaries	12,185
Advisory and commission expense(1)	119,188
Interest expense on borrowings	294,796
Expenses from non-guarantor subsidiaries	17,100
Loss before provision for income taxes	(516,723)
Net loss	(386,214)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	September 30, 2025	December 31, 2024
Cash and equivalents	$12,187	$39,782
Other receivables, net	2,850	15,032
Property and equipment, net	170,864	161,845
Goodwill	1,251,908	1,251,908
Other intangibles, net	46,506	67,486
Receivables from non-guarantor subsidiaries	127,114	148,855
Other assets	1,524,341	1,333,061
Corporate debt and other borrowings, net	7,521,468	5,494,724
Accounts payable and accrued liabilities	112,827	66,818
Payables to non-guarantor subsidiaries	82,031	101,400
Other liabilities	1,484,332	1,247,792
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
As of September 30, 2025, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	September 30, 2025
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	2.04
Interest Coverage (Minimum)	3.0	9.59
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

Contractual Obligations
During the nine months ended September 30, 2025, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2024 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Advisory	$2,210,499	$1,378,050	$5,617,482	$3,866,024
Commission:
Sales-based	695,029	429,132	1,924,859	1,237,437
Trailing	492,426	377,400	1,348,440	1,102,587
Total commission	1,187,455	806,532	3,273,299	2,340,024
Asset-based:
Client cash	428,190	353,855	1,217,553	1,047,712
Other asset-based	354,090	272,336	962,315	780,208
Total asset-based	782,280	626,191	2,179,868	1,827,920
Service and fee	174,715	145,729	471,753	412,901
Transaction	67,260	58,546	195,665	174,739
Interest income, net	60,859	49,923	181,651	140,926
Other	68,909	43,423	137,291	110,222
Total revenue	4,551,977	3,108,394	12,057,009	8,872,756
EXPENSE
Advisory and commission	3,025,274	1,948,065	7,862,364	5,500,579
Compensation and benefits	585,409	266,415	1,210,055	814,784
Occupancy and equipment	299,680	69,879	458,363	205,672
Promotional	208,547	164,538	531,744	427,282
Interest expense on borrowings	106,295	67,779	297,793	192,202
Depreciation and amortization	99,722	78,338	288,309	216,495
Professional services	75,507	26,295	152,925	61,674
Amortization of other intangibles	64,706	32,461	154,330	92,620
Brokerage, clearing and exchange	43,282	29,636	130,710	93,152
Communications and data processing	23,060	17,916	63,983	57,066
Other	54,606	59,724	154,487	159,619
Total expense	4,586,088	2,761,046	11,305,063	7,821,145
(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(34,111)	347,348	751,946	1,051,611
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(4,594)	92,045	189,641	263,744
NET (LOSS) INCOME	$(29,517)	$255,303	$562,305	$787,867
(LOSS) EARNINGS PER SHARE
(Loss) earnings per share, basic	$(0.37)	$3.41	$7.19	$10.55
(Loss) earnings per share, diluted	$(0.37)	$3.39	$7.15	$10.45
Weighted-average shares outstanding, basic	80,017	74,776	78,220	74,688
Weighted-average shares outstanding, diluted	80,357	75,405	78,594	75,424
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2025	December 31, 2024
Cash and equivalents	$1,343,507	$967,079
Cash and equivalents segregated under federal or other regulations	1,249,000	1,597,249
Restricted cash	228,229	119,724
Receivables from clients, net	777,860	633,834
Receivables from brokers, dealers and clearing organizations	81,265	76,545
Advisor loans, net	3,645,122	2,281,088
Other receivables, net	1,072,166	902,777
Investment securities	215,221	57,481
Property and equipment, net	1,338,504	1,210,027
Goodwill	2,674,864	2,172,873
Other intangibles, net	3,302,834	1,482,988
Other assets	2,103,642	1,815,739
Total assets	$18,032,214	$13,317,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,996,568	$1,898,665
Payables to brokers, dealers and clearing organizations	195,728	129,228
Accrued advisory and commission expenses payable	355,464	323,996
Corporate debt and other borrowings, net	7,521,468	5,494,724
Accounts payable and accrued liabilities	768,248	588,450
Other liabilities	2,151,800	1,951,739
Total liabilities	12,989,276	10,386,802

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized;136,628,300 and 130,914,541 shares issued at September 30, 2025 and December 31, 2024, respectively	136	131
Additional paid-in capital	3,806,506	2,066,268
Treasury stock, at cost — 56,590,828 and 56,253,909 shares at September 30, 2025 and December 31, 2024, respectively	(4,333,444)	(4,202,322)
Retained earnings	5,569,740	5,066,525
Total stockholders’ equity	5,042,938	2,930,602
Total liabilities and stockholders’ equity	$18,032,214	$13,317,404

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2024	130,747	$131	$2,038,216	55,985	$(4,101,955)	$4,578,955	$2,515,347
Net income	—	—	—	—	—	255,303	255,303
Issuance of common stock to settle restricted stock units	32	—	—	5	(1,135)	—	(1,135)
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,435)	(22,435)
Stock option exercises and other	—	—	21	(21)	771	2,909	3,701
Share-based compensation	—	—	20,970	—	—	—	20,970
BALANCE — September 30, 2024	130,779	$131	$2,059,207	55,969	$(4,102,319)	$4,814,732	$2,771,751

	Three Months Ended September 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2025	136,603	$136	$3,787,009	56,599	$(4,332,275)	$5,619,546	$5,074,416
Net loss	—	—	—	—	—	(29,517)	(29,517)
Issuance of common stock to settle restricted stock units	23	—	—	5	(1,647)	—	(1,647)
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(24,005)	(24,005)
Stock option exercises and other	2	—	88	(13)	478	3,716	4,282
Share-based compensation	—	—	19,409	—	—	—	19,409
BALANCE — September 30, 2025	136,628	$136	$3,806,506	56,591	$(4,333,444)	$5,569,740	$5,042,938

	Nine Months Ended September 30, 2024
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	787,867	787,867
Issuance of common stock to settle restricted stock units	400	—	—	155	(40,453)	—	(40,453)
Treasury stock purchases	—	—	—	296	(70,005)	—	(70,005)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(67,268)	(67,268)
Stock option exercises and other	146	1	6,569	(59)	2,088	9,019	17,677
Share-based compensation	—	—	64,954	—	—	—	64,954
BALANCE — September 30, 2024	130,779	$131	$2,059,207	55,969	$(4,102,319)	$4,814,732	$2,771,751

	Nine Months Ended September 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	562,305	562,305
Issuance of common stock to settle restricted stock units	260	—	—	91	(32,648)	—	(32,648)
Treasury stock purchases	—	—	—	289	(100,004)	—	(100,004)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(70,395)	(70,395)
Stock option exercises and other	62	—	4,043	(43)	1,530	11,305	16,878
Share-based compensation	—	—	58,979	—	—	—	58,979
Equity issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — September 30, 2025	136,628	$136	$3,806,506	56,591	$(4,333,444)	$5,569,740	$5,042,938
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562,305	$787,867
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	288,309	216,495
Amortization of other intangibles	154,330	92,620
Amortization of debt issuance costs	18,096	8,489
Share-based compensation	58,979	64,954
Provision for credit losses	8,951	13,490
Deferred benefit for income taxes	(349)	38
Change in estimated fair value of contingent consideration	9,579	30,472
Loan forgiveness	295,429	208,886
Other	5,218	7,788
Changes in operating assets and liabilities:
Receivables from clients, net	(144,383)	(32,916)
Receivables from brokers, dealers and clearing organizations	(2,881)	(3,694)
Advisor loans, net	(1,565,992)	(649,310)
Other receivables, net	(136,921)	(66,162)
Investment securities - trading	(111,473)	(17,579)
Other assets	(238,013)	(203,098)
Client payables	97,378	(227,036)
Payables to brokers, dealers and clearing organizations	66,500	47,717
Accrued advisory and commission expenses payable	17,028	36,340
Accounts payable and accrued liabilities	110,802	(26,207)
Other liabilities	(688,300)	169,061
Operating leases	(1,007)	(1,848)
Net cash (used in) provided by operating activities	(1,196,415)	456,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(398,695)	(397,008)
Acquisitions, net of cash acquired	(1,730,077)	(159,410)
Purchases of securities classified as held-to-maturity	(3,753)	(4,769)
Proceeds from maturities of securities classified as held-to-maturity	3,850	3,750
Capitalized interest	(4,509)	—
Net cash used in investing activities	(2,133,184)	(557,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	613,000	280,000
Repayments of revolving credit facilities	(1,316,000)	(560,000)
Repayment of senior secured term loans	—	(8,025)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Proceeds from senior unsecured notes	2,744,930	998,325
Payment of debt issuance costs	(31,036)	(17,332)
Payment of contingent consideration	(34,895)	(50,063)
Tax payments related to settlement of restricted stock units	(32,648)	(40,453)
Proceeds from issuance of common stock	1,725,000	—
Payment of equity issuance costs	(47,779)	—
Repurchase of common stock	(100,004)	(70,005)
Dividends on common stock	(70,395)	(67,268)
Proceeds from stock option exercises and other	16,878	17,677
Principal payment of financing obligation	(559)	—
Principal payment of finance leases and obligations	(209)	(247)
Net cash provided by financing activities	3,466,283	482,609
NET INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	136,684	381,539
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,684,052	2,581,163
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,820,736	$2,962,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$238,347	$161,658
Income taxes paid	$314,204	$301,505
Cash paid for amounts included in the measurement of operating lease liabilities	$31,175	$22,850
Cash paid for amounts included in the measurement of finance lease liabilities	$209	$6,526
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$42,059	$49,443
Lease assets obtained in exchange for operating lease liabilities	$34,955	$25,963
Prefunded acquisition	$70,202	$—
Contingent consideration and other liabilities recognized at acquisition date	$86,821	$42,978

	September 30,
	2025	2024
Cash and equivalents	$1,343,507	$1,474,954
Cash and equivalents segregated under federal or other regulations	1,249,000	1,382,867
Restricted cash	228,229	104,881
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,820,736	$2,962,702
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
•CFN Holding Company, LLC (“Commonwealth”) is a holding company for Commonwealth Equity Services, LLC (“CES”), which is a registered broker-dealer and investment advisor that does business as Commonwealth Financial Network. CES is an introducing broker-dealer that clears transactions through a third-party clearing and carrying firm. The Company expects to complete the conversion of assets from CES in the fourth quarter of 2026 and withdraw the related registrations of that entity thereafter.

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
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to modernize the accounting for and disclosure of software costs. The ASU may be applied prospectively, retrospectively or via a modified transition approach and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the amendment’s impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the nine months ended September 30, 2025 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes several changes to the corporate income tax system, including accelerated tax deductions for qualified property and U.S. based research expenditures, and modifications to computations of the business interest expense limitation. The Act is not anticipated to meaningfully impact our effective tax rate for 2025; however, the Act will reduce our cash tax payments made during 2025. We are currently evaluating whether the entire cash flow benefit will be realized during 2025 or realized through 2026 due to the application of the corporate alternative minimum tax rules.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commission revenue
Annuities	$713,900	$481,852	$1,959,259	$1,387,425
Mutual funds	258,167	193,451	715,378	567,423
Fixed income	66,550	55,707	181,116	157,540
Equities	51,475	36,786	148,360	106,671
Other	97,363	38,736	269,186	120,965
Total commission revenue	$1,187,455	$806,532	$3,273,299	$2,340,024
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commission revenue
Sales-based
Annuities	$438,927	$265,955	$1,198,350	$755,220
Fixed income	66,550	55,707	181,116	157,540
Mutual funds	54,235	42,310	162,142	128,787
Equities	51,475	36,786	148,360	106,671
Other	83,842	28,374	234,891	89,219
Total sales-based revenue	$695,029	$429,132	$1,924,859	$1,237,437
Trailing
Annuities	$274,973	$215,897	$760,909	$632,205
Mutual funds	203,932	151,141	553,236	438,636
Other	13,521	10,362	34,295	31,746
Total trailing revenue	$492,426	$377,400	$1,348,440	$1,102,587
Total commission revenue	$1,187,455	$806,532	$3,273,299	$2,340,024
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset-based revenue
Client cash	$428,190	$353,855	$1,217,553	$1,047,712
Sponsorship programs	209,141	148,978	551,393	424,766
Recordkeeping	144,949	123,358	410,922	355,442
Total asset-based revenue	$782,280	$626,191	$2,179,868	$1,827,920

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service and fee revenue
Over time(1)	$120,159	$107,603	$342,918	$315,682
Point-in-time(2)	54,556	38,126	128,835	97,219
Total service and fee revenue	$174,715	$145,729	$471,753	$412,901
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, registration fees, and account fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $207.6 million as of December 31, 2024 to $265.5 million as of September 30, 2025. The increase in unearned revenue for the nine months ended September 30, 2025 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $207.4 million of revenue recognized during the nine months ended September 30, 2025 that was included in the unearned revenue balance as of December 31, 2024.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 - ACQUISITIONS
During the nine months ended September 30, 2025, the Company completed 27 acquisitions, six of which have been accounted for as business combinations and 21 of which have been accounted for as asset acquisitions.
Business Combinations
Acquisition of Commonwealth Financial Network
On August 1, 2025, the Company acquired 100% of the outstanding equity interests of Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, in order to leverage our scale and enhance our capabilities. As part of the transaction, Commonwealth’s advisory and brokerage assets are expected to transition to the Company’s platform in the fourth quarter of 2026. Commonwealth's results were included in the Company's condensed consolidated statements of income from August 1, 2025 through September 30, 2025 and condensed consolidated statements of financial condition as of September 30, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the cash funded at closing and total consideration transferred (dollars in thousands):

Cash Funded at Close	August 1, 2025
Cash consideration	$1,927,371
Cash for liabilities assumed(1)	405,823
Cash for post-combination expenses(2)	419,049
Total cash funded at close	$2,752,243

Consideration	August 1, 2025
Cash	$1,927,371
Other liabilities incurred	90,414
Total consideration	$2,017,785
____________________
(1)Liabilities assumed are reflected in the Accounts payable and accrued liabilities and Equity awards liability line items in the table below and were paid concurrently with the closing.
(2)The post-combination expenses were paid at the closing and primarily included $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment in the condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company's provisional purchase price allocation at August 1, 2025 (dollars in thousands):

Provisional Purchase Price Allocation	August 1, 2025

Fair value of consideration transferred	$2,017,785
Assets
Cash and equivalents	$333,927
Restricted cash	95,414
Investment securities	43,719
Receivables from brokers, dealers and clearing organizations	1,839
Other receivables, net	55,788
Advisor loans, net	105,627
Property and equipment, net	7,769
Intangible assets	1,671,000
Other assets	60,278
Total identifiable assets acquired	$2,375,361
Liabilities
Accrued advisory and commission expenses payable	14,440
Accounts payable and accrued liabilities	57,012
Client payables	525
Equity awards liability	382,231
Unearned revenue	309,594
Other liabilities	47,218
Total liabilities assumed	$811,020
Net assets acquired	1,564,341
Goodwill	$453,444

The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. Other intangible assets comprised $1.65 billion of advisor relationships, which were assigned useful lives of 17 years, and $21.0 million of trade name intangible, which was assigned a useful life of 21 years. See Note 7 - Goodwill and Other Intangibles, Net for additional information.

The fair value determination of certain assets acquired and liabilities assumed required the Company to make significant estimates and assumptions. Intangible assets were valued using an income approach with estimates and assumptions related to future net cash flows, discount and royalty rates. Advisor loans were valued using an income approach with assumptions related to net cash flows and conversion rates. Given the recent date of closing, the purchase accounting analysis is ongoing and may result in changes to the value of assets acquired and liabilities recorded, including other intangible assets.

The Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025 include total revenues attributable to Commonwealth of $474.5 million and a net loss of $228.2 million attributable to Commonwealth that was driven primarily by the acquisition related costs that were recognized at the closing.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Acquisition related costs incurred as part of the Commonwealth acquisition during the three and nine months ended September 30, 2025 were $466.6 million and $474.3 million, respectively. These costs include post-combination expense of $419.0 million, which primarily comprised amounts related to transaction bonuses, equity award acceleration, and amounts related to certain contract termination fees, which were classified as Compensation and benefits expense and Occupancy and equipment expense, respectively, in the Company's condensed consolidated statements of income. Acquisition related costs also included $47.6 million and $55.3 million for the three and nine months ended September 30, 2025, respectively, of costs incurred prior to the closing, which were primarily related to professional services classified as Professional services expense in the Company’s condensed consolidated statements of income.

The following table presents unaudited pro forma results as if the acquisition of Commonwealth had occurred on January 1, 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
LPL Financial and Commonwealth Pro Forma Combined Financial Information (unaudited)	2025	2024	2025	2024
Total revenue	$4,806,987	$3,787,502	$13,702,158	$10,842,497
Net income	$291,366	$257,433	$929,424	$364,719

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Commonwealth and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors that will transition to the Company’s platform in 2026, and the impact of related interest and issuance costs of financing the transaction. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2024.

The Company financed this transaction through a combination of corporate cash, proceeds from the debt and equity issuances completed in April 2025, and borrowings under LPL Holdings, Inc.’s revolving credit facility. See Note 9 - Corporate Debt and Other Borrowings, Net, and Note 11 - Stockholders’ Equity within the notes to the condensed consolidated financial statements for additional information.
Acquisition of The Investment Center, Inc. (“The Investment Center”)
In March 2025, the Company acquired The Investment Center for total consideration of $72.6 million, which included $72.2 million of cash and liabilities of $0.4 million for contingent consideration. The Company was introduced to The Investment Center as part of the Atria acquisition, and the cash consideration was prefunded in 2024 in conjunction with the close of the Atria acquisition. The Company has subsequently transitioned The Investment Center’s brokerage and advisory assets to the Company’s platform. The transaction also includes potential contingent consideration of up to $10.4 million based on revenue growth in the years following the acquisition. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Acquisition related costs incurred during the three and nine months ended September 30, 2025, were $1.1 million and $5.9 million, respectively, primarily related to professional services which were classified as professional services and promotional expenses in the Company's condensed consolidated statements of income. The Company recorded purchase accounting adjustments during the nine months ended September 30, 2025 which resulted in a $2.0 million increase in cash consideration, a $6.1 million decrease in other liabilities, a $0.4 million decrease in advisor relationships, and a $3.7 million decrease in goodwill. As of September 30, 2025, the Company had allocated $43.5 million and $29.1 million of the consideration to advisor relationships and goodwill, respectively. The advisor relationships were assigned a useful life of 16 years. See Note 7 - Goodwill and Other Intangibles, Net for additional information.
Other Business Combinations
The Company accounted for four other acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $75.2 million, which included $58.3 million of cash, and liabilities of $15.2 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the years

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
following the closing. This contingent consideration may be settled for amounts up to $46.9 million in the years following the closing. At September 30, 2025, purchase accounting analysis is still on-going and may result in changes to the value of intangibles assets and liabilities recorded. The Company had provisionally allocated $63.3 million of the consideration to client relationships, which were assigned useful lives of 14 years to 15 years, and $11.6 million to goodwill.
Asset Acquisitions
The Company accounted for 21 other acquisitions as asset acquisitions. These transactions included total initial consideration of $174.6 million, including $169.1 million which was allocated to client relationships and $5.5 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years to 15 years, respectively, and the related transactions include potential contingent payments of up to $130.8 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
During the twelve months ended December 31, 2024, the Company completed 24 acquisitions, certain of which have been accounted for as business combinations and certain of which have been accounted for as asset acquisitions.
Business Combinations
Acquisition of Atria Wealth Solutions, Inc.
On October 1, 2024, the Company acquired 100% of the outstanding common shares of Atria, a wealth management solutions holding company headquartered in New York, in order to expand its addressable markets and complement organic growth. As part of the acquisition, the Company acquired Atria's seven introducing broker-dealer subsidiaries and completed the conversion of the related brokerage and advisory assets to the Company's platform in July 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

During the nine months ended September 30, 2025, the Company recorded purchase accounting adjustments that resulted in a $15.4 million decrease in total consideration, a $13.5 million decrease in advisor relationships, a $6.3 million decrease in institutional relationships, a $4.8 million decrease in other receivables, a $5.2 million increase in other assets, a $1.3 million decrease in deferred tax liabilities, and a $6.2 million increase in accounts payable and accrued liabilities. These cumulative adjustments resulted in an $8.9 million increase to goodwill.

The following table summarizes the total consideration for the transaction at October 1, 2024 (dollars in thousands):

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company's purchase price allocation at October 1, 2024 (dollars in thousands):

Purchase Price Allocation	October 1, 2024

Fair value of consideration transferred	$872,974
Assets
Cash and equivalents	$76,259
Restricted cash	15,866
Receivables from brokers, dealers and clearing organizations	13,734
Other receivables	37,163
Other intangibles	620,100
Other assets	30,482
Total identifiable assets acquired	$793,604
Liabilities
Accrued advisory and commission expenses payable	32,756
Accounts payable and accrued liabilities	58,691
Deferred tax liabilities	110,643
Other liabilities	26,409
Total liabilities assumed	$228,499
Net assets acquired	565,105
Goodwill	$307,869

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

Acquisition related costs incurred as part of the Atria acquisition during the three and nine months ended September 30, 2025, were $19.7 million and $63.8 million, respectively, primarily related to professional services and conversion costs, which were classified as professional services and promotional expenses, respectively, in the Company's condensed consolidated statements of income. Atria's results were included in the Company's condensed consolidated statements of income during the three and nine months ended September 30, 2025. For this period, total revenues attributable to Atria were approximately $185.4 million and $556.3 million, respectively, and net income was not material.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents unaudited pro forma results as if the acquisition of Atria had occurred on January 1, 2024 (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
LPL Financial and Atria Pro Forma Combined Financial Information (unaudited)	2024	2024
Total revenue	$3,311,379	$9,486,591
Net income	$223,995	$709,001

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Atria and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors and institutions that have converted to the Company's platform in 2025, and the related interest impact of financing the transaction. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2024.
Other Business Combinations
The Company accounted for seven acquisitions under the acquisition method of accounting for business combinations during the year ended December 31, 2024. Total consideration for these transactions was $113.2 million, which included $64.4 million of cash, and liabilities of $48.8 million for contingent consideration. At December 31, 2024, the Company allocated $34.3 million of the purchase price to goodwill and $78.9 million to client relationships acquired as part of these acquisitions, which included a provisional allocation of $3.8 million to goodwill and $11.3 million to client relationships for acquisitions completed in the fourth quarter for which purchase accounting was finalized in 2025. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2025 or 2024.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2025 and December 31, 2024, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2025 and December 31, 2024, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At September 30, 2025 and December 31, 2024, the Company did not adjust prices received from the independent third-party pricing services.
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
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2025	Type	Valuation Techniques	Unobservable Inputs	Range
$121,011	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	3.0%	-	26.0%
			Discount Rate	12.0%	-	15.8%
			Equivalency Rate(1)	5.6%	-	6.1%
7,844	Contingent Consideration	Probability Weighted Expected Return Method	Equivalency Rate(1)	5.3%	-	5.3%
			Conversion Rate	—%	-	100.0%
$128,855
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
$196,898
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance - Beginning of period	$124,849	$129,848	$196,898	$118,844
Additions and purchase accounting adjustments	5,652	2,598	(3,593)	42,978
Payments	(4,322)	(1,500)	(74,029)	(55,500)
Fair value adjustments	2,676	5,848	9,579	30,472
Balance - End of period	$128,855	$136,794	$128,855	$136,794

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$80,682	$—	$—	$80,682
Cash equivalents segregated under federal or other regulations	597,601	—	—	597,601
Restricted cash	127,264	—	—	127,264
Investment securities — trading:
U.S. treasury obligations	139,622	—	—	139,622
Mutual funds	57,556	—	—	57,556
Money market funds	5	—	—	5
Equity securities	2,441	—	—	2,441
Debt securities	—	320	—	320
Total investment securities — trading	199,624	320	—	199,944
Other assets:
Deferred compensation plan	1,045,529	—	—	1,045,529
Fractional shares — investment(1)	348,164	—	—	348,164
Other investments	—	2,478	—	2,478
Total other assets:	1,393,693	2,478	—	1,396,171
Total assets at fair value	$2,398,864	$2,798	$—	$2,401,662
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$272	$—	$—	$272
Total securities sold, but not yet purchased	272	—	—	272
Fractional shares — repurchase obligation(1)	348,164	—	—	348,164
Contingent consideration	—	—	128,855	128,855
Total other liabilities	348,436	—	128,855	477,291
Total liabilities at fair value	$348,436	$—	$128,855	$477,291
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

September 30, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,262,825	$1,262,825	$—	$—	$1,262,825
Cash segregated under federal or other regulations	651,399	651,399	—	—	651,399
Restricted cash	100,965	100,965	—	—	100,965
Receivables from clients, net	777,860	—	777,860	—	777,860
Receivables from brokers, dealers and clearing organizations	81,265	—	81,265	—	81,265
Advisor repayable loans, net(1)	449,119	—	—	381,053	381,053
Other receivables, net	1,072,166	—	1,072,166	—	1,072,166
Investment securities — held-to-maturity securities	15,277	—	15,362	—	15,362
Other assets:
Securities borrowed	3,175	—	3,175	—	3,175
Deferred compensation plan(2)	10,462	10,462	—	—	10,462
Other investments(3)	7,857	—	7,857	—	7,857
Total other assets	21,494	10,462	11,032	—	21,494
Liabilities
Client payables	$1,996,568	$—	$1,996,568	$—	$1,996,568
Payables to brokers, dealers and clearing organizations	195,728	—	195,728	—	195,728
Corporate debt and other borrowings, net	7,521,468	—	7,667,344	—	7,667,344

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$913,407	$913,407	$—	$—	$913,407
Cash segregated under federal or other regulations	925,085	925,085	—	—	925,085
Restricted cash	19,356	19,356	—	—	19,356
Receivables from clients, net	633,834	—	633,834	—	633,834
Receivables from brokers, dealers and clearing organizations	76,545	—	76,545	—	76,545
Advisor repayable loans, net(1)	360,760	—	—	281,146	281,146
Other receivables, net	902,777	—	902,777	—	902,777
Investment securities - held-to-maturity securities	15,214	—	15,190	—	15,190
Other assets:
Deferred compensation plan(2)	8,742	8,742	—	—	8,742
Securities borrowed	4,811	—	4,811	—	4,811
Other investments(3)	7,706	—	7,706	—	7,706
Total other assets	21,259	8,742	12,517	—	21,259
Liabilities
Client payables	$1,898,665	$—	$1,898,665	$—	$1,898,665
Payables to brokers, dealers and clearing organizations	129,228	—	129,228	—	129,228
Corporate debt and other borrowings, net	5,494,724	—	5,480,389	—	5,480,389
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

The following table summarizes investment securities (in thousands):

	September 30, 2025	December 31, 2024
Trading securities — at fair value:
U.S. treasury obligations	$139,622	$28,511
Mutual funds	57,556	13,627
Money market funds	5	110
Equity securities	2,441	8
Debt securities	320	11
Total trading securities	$199,944	$42,267
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,277	$15,214
Total held-to-maturity securities	$15,277	$15,214
Total investment securities	$215,221	$57,481

At September 30, 2025, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,452	$9,825	$—	$—	$15,277
U.S. government notes — at fair value	$5,443	$9,919	$—	$—	$15,362
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2023	$1,856,648
Purchase accounting adjustments	(16,980)
Goodwill acquired	333,205
Balance at December 31, 2024	2,172,873
Purchase accounting adjustments	4,106
Goodwill acquired	497,885
Balance at September 30, 2025	$2,674,864
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at September 30, 2025 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	15.6	$3,307,078	$(797,967)	$2,509,111
Client relationships	12.5	848,301	(125,728)	722,573
Trade name	20.8	21,000	(167)	20,833
Product sponsor relationships	0.8	234,086	(229,575)	4,511
Technology	3.3	20,930	(14,943)	5,987
Total definite-lived intangible assets, net		$4,431,395	$(1,168,380)	$3,263,015
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,302,834
_______________________________
(1)During the nine months ended September 30, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2024 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$1,626,281	$(699,385)	$926,896
Client relationships	12.7	581,519	(86,292)	495,227
Product sponsor relationships	1.3	234,086	(220,880)	13,206
Technology	7.6	20,930	(13,090)	7,840
Total definite-lived intangibles, net		$2,462,816	$(1,019,647)	$1,443,169
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,482,988
_______________________________
(1)    During the year ended December 31, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $64.7 million and $32.5 million for the three months ended September 30, 2025 and 2024, respectively, and $154.3 million and $92.6 million for the nine months ended September 30, 2025 and 2024, respectively. Future amortization is estimated as follows (in thousands):

2025 - remainder	$69,915
2026	244,543
2027	239,394
2028	233,602
2029	224,924
Thereafter	2,250,637
Total	$3,263,015

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Other assets:
Deferred compensation	$1,055,991	$865,585
Prepaid assets	180,588	194,690
Fractional shares — investment	348,164	278,683
Deferred tax assets, net	131,507	129,902
Operating lease assets	157,606	119,144
Referral fee	105,345	85,780
Debt issuance costs, net	11,903	14,154
Other	112,538	127,801
Total other assets	$2,103,642	$1,815,739

Other liabilities:
Deferred compensation	$1,049,467	$862,698
Unearned revenue	265,534	207,563
Fractional shares — repurchase obligation	348,164	278,683
Operating lease liabilities	185,502	147,718
Finance lease liabilities	—	105,123
Financing obligation liabilities	108,776	—
Taxes payable	60,040	134,815
Contingent consideration	128,855	196,898
Other	5,462	18,241
Total other liabilities	$2,151,800	$1,951,739

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	September 30, 2025			December 31, 2024
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+147.5 bps	5.725%	$1,020,000	SOFR+147.5 bps	6.000%	12/5/2026
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	500,000	Fixed Rate	4.900%	—	—	—%	4/3/2028
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	—	—	—%	3/15/2030
2030 Senior Notes(1)	500,000	Fixed Rate	5.150%	—	—	—%	6/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	—	—	—%	3/15/2035
2035 Senior Notes(1)	500,000	Fixed Rate	5.750%	—	—	—%	6/15/2035
Total Corporate Debt	7,220,000			4,470,000
Less: Unamortized Debt Issuance Cost	(42,532)			(22,276)
Corporate debt, net	$7,177,468			$4,447,724
Other Borrowings
Revolving Credit Facility	344,000	ABR+37.5 bps / SOFR+147.5 bps	5.695%	1,047,000	ABR+37.5 bps / SOFR+147.5 bps	6.007%	5/20/2029
Total other borrowings	$344,000			$1,047,000
Corporate Debt and Other Borrowings, Net	$7,521,468			$5,494,724
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at September 30, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$344	$1,906
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2025, the Company was in compliance with such covenants.
Broker-Dealer Revolving Credit Facility
On May 19, 2025, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2026. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.3 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of September 30, 2025.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of September 30, 2025. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at September 30, 2025 or December 31, 2024.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2025 or December 31, 2024.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance — January 1	$79,637	$82,883
Losses incurred	35,556	27,724
Losses paid	(17,613)	(35,562)
Ending balance — September 30	$97,580	$75,045
Other Commitments
As of September 30, 2025, the Company had approximately $719.9 million of client margin loans that were collateralized with securities having a fair value of approximately $1.0 billion that LPL Financial can repledge, loan or sell. Of these securities, approximately $572.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2025, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $435.4 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $14.8 million and $8.5 million of trading securities pledged to the Options Clearing Corporation at September 30, 2025 and December 31, 2024, respectively, and $24.7 million and $20.0 million of trading securities pledged to the National Securities Clearing Corporation at September 30, 2025 and December 31, 2024, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2025		2024
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$22.4
Second quarter	$0.30	$24.0	$0.30	$22.4
Third quarter	$0.30	$24.0	$0.30	$22.4
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
During the nine months ended September 30, 2025 LPLFH repurchased 289,371 shares of common stock at a weighted-average price of $345.59 for a total of $100.0 million. As of September 30, 2025, the Company had $630.0 million remaining under the existing share repurchase program. As a result of the Company’s acquisition of Commonwealth, we paused share repurchases. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.

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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,662,487 shares remaining available for future issuance at September 30, 2025.
Stock Options and Warrants
The Company has not granted stock options or warrants since 2019. The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2024	135,510	$61.08
Granted	—	$—
Exercised	(67,822)	$58.91
Forfeited and Expired	—	$—
Outstanding — September 30, 2025	67,688	$63.25	2.44	$18,238
Exercisable — September 30, 2025	67,688	$63.25	2.44	$18,238
Exercisable and expected to vest — September 30, 2025	67,688	$63.25	2.44	$18,238
The following table summarizes information about outstanding stock options and warrants as of September 30, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	3,383	$19.85	0.41	3,383	$19.85
$25.01 - $35.00	—	$—	0.00	—	$—
$35.01 - $45.00	14,995	$39.48	1.45	14,995	$39.48
$45.01 - $65.00	—	$—	0.00	—	$—
$65.01 - $75.00	16,710	$65.50	2.38	16,710	$65.50
$75.01 - $80.00	32,600	$77.53	3.15	32,600	$77.53
	67,688	$63.25	2.45	67,688	$63.25

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recognized no share-based compensation expense related to the vesting of stock options awarded to employees and officers during the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025, there was no unrecognized compensation cost related to non-vested stock options.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the nine months ended September 30, 2025:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2024	6,291	$268.64	622,564		$233.55
Granted	1,820	$372.50	324,305		$363.24
Vested	(6,907)	$277.90	(253,350)		$240.05
Forfeited	—	$—	(52,779)		$324.55
Outstanding — September 30, 2025	1,204	$372.50	640,740	(1)	$289.13
Expected to vest — September 30, 2025	1,204	$372.50	484,807		$322.39
_______________________________
(1)    Includes 97,500 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $15.8 million and $17.5 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2025 and 2024, respectively, and $48.4 million and $55.1 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized compensation cost for restricted stock awards and stock units was $112.4 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.8 million and $0.7 million related to the vesting of these awards during the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $2.1 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $8.6 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 - EARNINGS PER SHARE
Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted (loss) earnings per share is similar to the computation of basic (loss) earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted (loss) earnings per share for the periods noted was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(29,517)	$255,303	$562,305	$787,867

Basic weighted-average number of shares outstanding	80,017	74,776	78,220	74,688
Dilutive common share equivalents	340	629	374	736
Diluted weighted-average number of shares outstanding	80,357	75,405	78,594	75,424

Basic (loss) earnings per share	$(0.37)	$3.41	$7.19	$10.55
Diluted (loss) earnings per share	$(0.37)	$3.39	$7.15	$10.45
The computation of diluted (loss) earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2025 and 2024, stock options, warrants and stock units representing common share equivalents of 1,306 shares and 31,631 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2025 and 2024, stock options, warrants and stock units representing common share equivalents of 6,705 shares and 7,577 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2025
LPL Financial LLC
Net capital	$478,787
Less: required net capital	26,405
Excess net capital	$452,382
Our other regulated subsidiaries, including LPL Enterprise, Atria’s seven introducing broker-dealer subsidiaries, Commonwealth’s introducing broker-dealer subsidiary and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of September 30, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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
The CODM regularly reviews pre-tax net income as presented on the Company’s condensed consolidated statements of income for purposes of assessing performance and making decisions about resource allocation. Expenses regularly reviewed by the CODM include those line items reported on the Company’s condensed consolidated statements of income, the most significant of which include advisory and commission, compensation and benefits, occupancy and equipment, and promotional expenses.

NOTE 17 - SUBSEQUENT EVENTS

The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on December 1, 2025 to all stockholders of record on November 13, 2025.

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
As of September 30, 2025, the fair value of our trading securities was $199.9 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.4 billion as of September 30, 2025. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2025, $1.4 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2025	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	344,000	344	860	1,720	3,440
Variable Rate Debt Outstanding	$1,364,000	$1,364	$3,410	$6,820	$13,640
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three and nine months ended September 30, 2025 or 2024. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025,certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Richard Steinmeier, Chief Executive Officer	September 4, 2025	December 5, 2025	March 5, 2026	5,058	Sale
Matthew Audette, President and Chief Financial Officer	August 14, 2025	February 25, 2026	April 16, 2026	6,017	Sale
(1) Represents the outside termination date pursuant to terms of each applicable plan. The agreement governing the applicable plan may terminate earlier pursuant to its terms in certain circumstances outside of the control of the applicable officer, including if all trades under the plan are completed prior to the termination of the trading period.
Item 6. Exhibits

2.1	Amendment No. 1 to the Equity Purchase Agreement, dated as of July 15, 2025, by and among LPL Holdings, Inc., Gratitude Holdings, Inc., Odd Couple, Inc. and CFN Holding Company, LLC. *
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

LPL Financial Holdings Inc.
Date:	November 3, 2025	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	November 3, 2025	By:	/s/ MATTHEW AUDETTE
Matthew Audette
President and Chief Financial Officer

Date:	November 3, 2025	By:	/s/ KATHARINE REEPING
Katharine Reeping
Chief Accounting Officer