Form 10-K
period 2025-12-31
LPL Financial Holdings Inc.
filed 2026-02-23
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $29.9 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 19, 2026 was 80,080,181.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which the Company intends to file within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference into Part III.

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
•the expected conversion, transition and onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity, including the conversion of assets of the broker-dealer and investment advisor acquired in connection with our acquisition of Commonwealth Financial Network (“Commonwealth”);
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
These forward-looking statements reflect the Company’s expectations and objectives as of February 23, 2026. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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

PART I
Item 1.  Business
Overview
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We support more than 32,000 financial advisors, and the wealth management practices of approximately 1,200 financial institutions, servicing and custodying approximately $2.4 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
We are steadfast in our commitment to the advisor-mediated model and the belief that investors deserve access to personalized guidance from a financial advisor. We believe advisors should have the freedom to choose the business model, services and technology they need to manage their client relationships. We believe investors achieve better outcomes when working with a financial advisor, and we strive to make it easy for advisors to do what is best for their clients.
iii

We believe that we are the only company that offers the unique combination of an integrated technology platform, comprehensive self-clearing services and access to a wide range of curated products all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.
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
•LPL Enterprise, LLC (“LPL Enterprise”) is a limited product shelf introducing broker-dealer and registered investment adviser that supports a portion of the Company’s institutional services’ clients, providing brokerage and investment advisory services.
•LPL Insurance Associates, Inc. (“LPLIA”) operates as an insurance brokerage general agency that offers life and disability insurance products and services.
•Atria Wealth Solutions, Inc. (“Atria”) is a holding company for the previously registered broker-dealers and investment advisers that the Company acquired in connection with the acquisition of Atria. Atria had seven introducing broker-dealer subsidiaries, which cleared transactions through third-party clearing and carrying firms. The Company completed the conversion of assets from these acquired broker-dealers and investment advisers to the Company’s platform and completed the withdrawal of the related registrations of these entities during the fourth quarter of 2025.
•AW Subsidiary, Inc. is a holding company for Blaze Portfolio Systems LLC (“Blaze”), which provides an advisor-facing trading and portfolio rebalancing platform.
•The Private Trust Company, N.A. (“PTC”) provides trust administration, investment management oversight and Individual Retirement Account (“IRA”) custodial services.
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC (“Allen & Company”), provide primary support for the Company’s employee advisor affiliation model.
•CFN Holding Company, LLC is a holding company for Commonwealth Equity Services, LLC (“CES”), which is a registered broker-dealer and investment adviser that does business as Commonwealth Financial Network. CES is an introducing broker-dealer that clears transactions through a third-party clearing and carrying firm. The Company expects to complete the conversion of assets from CES in the fourth quarter of 2026 and withdraw the related registrations of that entity thereafter.
Our Strategy
At LPL, our vision is to be the best firm in wealth management and achieve our purpose of empowering financial advisors to deliver personalized advice to all who need it. In order to achieve this vision, our strategy is to meet advisors and institutions where they are in the evolution of their businesses, expand the addressable market, provide flexible end-to-end solutions to help advisors differentiate and win investors, create an industry-leading service experience that delights advisors and institutions and their clients, and help advisors and institutions run high-performing businesses.
Our Business
Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking services. We offer no proprietary products of our own, and, as a result, we enable the independent financial advisors and institutions that we support to offer their clients lower-conflict advice.
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse financial services professionals who collectively support approximately 11.6 million client accounts. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth management. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.

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
Our more than 32,000 advisors are experienced in the industry, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients whether they conduct brokerage business, offer fee-based services using one of our registered investment adviser (“RIA”) platforms, or provide fee-based services through their own RIA.
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
LPL Financial also supports approximately 600 independent firms that conduct their business through separate registered investment advisors (“Independent RIAs”), with approximately 6,240 advisors who conduct their advisory business through these separate entities. Independent RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Independent RIAs engage us for technology, clearing and custody services, as well as access to our investment platforms and business services. Advisors associated with Independent RIAs retain 100% of their advisory fees, and in return, we charge separate fees for custody, trading, administrative and support services. In addition, some financial advisors associated with Independent RIAs are registered representatives of LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in the enterprise channel, providing support to over 7,400 financial advisors at approximately 1,200 institutions nationwide. The core capabilities of these institutions may not include investment and financial planning services, or they may find the technology, infrastructure and regulatory requirements of supporting such services to be cost-prohibitive. For these institutions, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more attention and capital on their core businesses. In addition, through LPL Enterprise, we are able to tailor our offering for the needs of large institutions, insurance companies and product manufacturers that seek support in connection with custom product sets. As an introducing broker-dealer and RIA, LPL Enterprise has the ability to provide key supervisory, compliance and risk, recruiting and middle-office technological support to complex institutional clients that manufacture and distribute their own products. Like advisors who are licensed with LPL Financial, advisors who are licensed with LPL Enterprise must be approved through our assessment process and enter into a representative agreement that establishes the duties and responsibilities of each party.
Finally, we provide support to approximately 4,200 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
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
Integrated Technology Solutions
We provide our technology and services to advisors through an integrated technology platform that is cloud-based and web-accessible. Our technology offerings are designed to permit our advisors to effectively manage all critical aspects of their businesses in an efficient manner while remaining responsive to their clients’ needs. We continue to automate time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, in an effort to improve our advisors’ efficiency and accuracy.
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

Business Services and Planning and Advice Services

We provide services to advisors in areas critical to the successful operation of their practices, including both business support services to help them run thriving businesses and comprehensive planning services to support them in delivering advice to their clients. We regularly update our portfolio of services to address new advisor needs while enhancing our existing solutions to deliver an exceptional customer experience.

Our business services may be delivered as professional services or business optimizer offerings. Professional services offerings are delivered through a combination of digital and employee-powered solutions that provide expertise to increase business-level growth and operational efficiency across areas such as marketing, finance, and business operations. Business optimizer offerings are primarily digital solutions that are designed to support risk management, business continuity and succession planning.

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
Fee-Based Platforms and Support
We have various fee-based platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain options strategies, unit investment trusts, institutional money managers and no-load multi-manager variable annuities. As of December 31, 2025, the total advisory assets under custody in these platforms, including our corporate RIA, Independent RIA and LPL Enterprise advisory platforms, were $1,392.7 billion.
Commission-Based Products
Commission-based products include those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, fixed income, alternative investments, retirement and 529 education savings plans and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2025, the total brokerage assets in commission-based products were $977.9 billion.

Client Cash Programs
Our client cash programs include two Federal Deposit Insurance Corporation (“FDIC”) insured bank sweep vehicles, a client cash account and a money market account, which enable our advisors to manage their clients’ cash balances. As of December 31, 2025, the total assets in our client cash programs, which are held within advisory and brokerage accounts, were $61.0 billion.
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
Our Financial Model
Our overall financial performance is a function of the following:
•Our revenue stems from diverse sources, including advisor-generated advisory fees and commission revenue, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances, service and fee revenue, transaction revenue and revenue for other ancillary services that we provide. Revenue is not concentrated by advisor, product or geography. For the year ended December 31, 2025, no single relationship with our independent advisor practices or institutions accounted for more than 2% of our advisory and commission revenue, and no single advisor accounted for more than 1% of our advisory and commission revenue.
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
Attracting New Assets to Our Platform
We intend to grow the assets served by our platform across traditional markets and through new affiliation models. Ongoing investments in and enhancements to our platform and support teams have led to an expanded pipeline. We have also experienced momentum from a continued expansion of our advisor affiliation models, which has attracted prospects from new sources. Similarly, we continue to expand our support of the wealth management businesses of financial institutions through our institution services channel, which has resulted in strategic relationships with Prudential Advisors (“Prudential”), M&T Bank Corporation, BMO Financial Advisors, CUNA Brokerage Services, Inc., Wintrust Financial, People’s United Bank, Bancwest Investment Services and Commerce Financial Advisors. Related investments in our institutional platform have generated interest from new clients.

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
People
We had approximately 10,000 employees at December 31, 2025. Our success depends on our ability to attract, hire, retain and develop highly skilled professionals in a variety of specialties, including finance, technology, compliance, business development, cybersecurity and management.
Talent Management and Culture
Due to the complexity of our business, we compete with other companies for top talent, both inside and outside of our industry, and across multiple geographical areas within the United States. Our People team focuses on advancing a culture of excellence aligned with our mission: Ensure the success of our clients every step of the way. We seek employees who are ambitious and committed to our vision to be the best firm in wealth management. Guided by our values: Pursue Greatness, Do the Right Thing, Drive Our Clients’ Success, Win Together, and Create & Share Joy; our employees work as one team to deliver results that matter.
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
We offer an array of benefits intended to meet the diverse needs of our employees and their eligible dependents. From healthcare to holidays, our aim is to help our employees enjoy happy and healthy lifestyles while maintaining work-life balance. We offer comprehensive benefits to all full-time employees and part-time employees working at least 30 hours per week, which equates to over 99% of our workforce. Our health and welfare benefits include, among other things: medical coverage; dental and vision coverage; healthcare and dependent-care flexible spending accounts; Health Savings Accounts; accident and critical illness coverage; life and accidental death and dismemberment insurance; short-term and long-term disability insurance; and the LPL Live Well employee wellbeing program, which supports employees and their family members in their wellness journeys as well as offering targeted and focused programming for mental health, Type 2 Diabetes care and maternity / family-forming support programs.
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
We continue to invest in talent recruitment channels to introduce emerging talent to the opportunities within wealth management and financial services. As part of our university recruitment strategy, we have expanded partnerships with colleges and universities in the local communities we serve and beyond. We continuously seek ways to collaborate with students, faculty and diverse campus organizations to increase exposure and opportunities for students. LEAP, our Leadership Excellence and Achievement Program, encompasses the Company’s emerging talent initiatives and offers internship, part-time and full-time opportunities to develop the next generation of leaders.
Training and Development
We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. To ensure that new employees integrate into our culture and their daily work, we provide a robust new-hire experience, as well as extensive ongoing training for existing employees to acquaint them with our business. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance, and we offer professional development opportunities through training sessions, on-demand learning and cross-departmental workshops. In addition, we have mentorship programs that pair employees with more experienced professionals, giving mentees access to experience, expertise, and guidance. To help employees determine the next steps in their careers, we continue to provide a Career Growth Portal that provides employees with tools, resources, training courses and assessments as they chart their career paths. We have created skills cards with curated content targeting key skills and desired capabilities to help employees develop. Lastly, we have invested in development and learning courses to strengthen people-leader capabilities and support the growth of our workforce.
Employee Safety
We aim to provide a safe, inclusive environment for our employees where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions and require our personnel to attend regular training sessions and workshops on those topics.

To promote health and safety in our workplace, we have a cross-functional team to support compliance with applicable workplace health and safety requirements, including members who have been trained to conduct threat assessments to support workplace violence prevention. We provide leaves of absence and workplace accommodations, and we provide employees with flexibility to support their individual circumstances, where possible. In addition, the LPL Financial Charitable Foundation continues to support the LPL Care Fund, an employee-to-employee relief fund created to help employees facing unexpected and unavoidable financial hardships as a result of a natural disaster or epidemic by providing tax-free grants.
Inclusion and Belonging
Our inclusion and belonging efforts are overseen by our chief executive officer (“CEO”), and chief people officer. In 2025, the management committee received quarterly updates on culture-related matters. Our Board of Directors (the “Board”), its compensation and human resources committee and its nominating and governance committee also received multiple updates on our progress in this area.

Continuous improvement remains a pillar of our culture, and we regularly solicit employee feedback on the effectiveness and quality of our programs, including inclusion and belonging initiatives, and on overall engagement. We use this feedback to improve our programs and processes and inform decisions about our business.

At LPL, we believe that well-being extends beyond physical safety and that our employees should feel welcome and supported. We seek to foster a culture of inclusivity that is committed to empowering unique viewpoints within the organization and encourage our team members to participate in Employee Resource Groups to leverage the individual talents and share perspectives and experiences across our workforce.

Finally, our professional development and recruitment efforts include outreach to and collaborations with organizations that serve historically underserved and underrepresented populations. We closely monitor employee turnover across a variety of dimensions to evaluate our effectiveness in retaining personnel. In addition, we maintain relationships with community partners with the goal of broadening the pool of talented applicants so that we can truly reach the best candidates.

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
Our broker-dealer subsidiaries’ recommendations to retail customers are subject to a standard of conduct specified by the SEC (“Reg BI”). Reg BI requires that, when making recommendations, broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, the DOL has finalized a “Retirement Security Rule” that would broaden the definition of fiduciary advice and modify the prohibited transaction exemptions in effect as of the date of this Annual Report that enable investment advice fiduciaries to receive compensation on transactions as a result of fiduciary recommendations to a plan covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), IRA or other accounts covered by Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). The Retirement Security Rule was stayed in July 2024 pending litigation. In November 2025, the Fifth Circuit Court of

Appeals granted the DOL’s motion to dismiss its own appeal and, as a result, the Retirement Security Rule remains suspended. Compliance with proposed conduct standards could increase the complexity and costs of our compliance or affect our revenue streams, including, in the case of the DOL proposal, our ability to rely on the current prohibited transaction exemptions. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. As industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. It is unclear how and whether other regulators, including banking regulators, and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by Reg BI and the DOL.
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
Retirement Plan Services Regulation
Certain of our subsidiaries, including LPL Financial, LPL Enterprise, LPL Employee Services, LLC, PTC, Fiduciary Trust Company of New Hampshire and LPLIA, are subject to ERISA, Section 4975 of the Code, and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients, plan participants and retirement, health and educational accounts that are subject to ERISA or Section 4975 of the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and “disqualified persons” to such plans, such as service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
The DOL has a “five-part test” defining fiduciary “investment advice” under ERISA and the Code (the “Five-Part Test”). Under this test, providing non-discretionary investment advice or recommendations with respect to a covered account can cause a person to be a fiduciary under ERISA and/or the Code if the advice is provided for a fee, on a regular basis, and subject to a mutual understanding that the advice will be personalized to the needs of the advice recipient and used as a primary basis for an investment decision. In addition, the DOL has finalized a “Retirement Security Rule” that would modify the Five-Part Test to broaden the definition of fiduciary advice and the prohibited transaction exemptions in effect as of the date of this Annual Report. In November 2025, the Fifth Circuit Court of Appeals granted the DOL’s motion to dismiss its own appeal and, as a result, the Retirement Security Rule remains suspended.
The DOL’s prohibited transaction exemption 2020-02 (“PTE 2020-02”) provides broad exemptive relief for receiving variable or transaction-based compensation, and certain other “prohibited transactions,” in connection with fiduciary investment advice to investors using covered accounts if certain conditions are met. The preamble to this exemption also included the DOL’s new and expanded interpretation of when providing a rollover recommendation (or potentially other recommendations) could result in fiduciary status under the historic Five-Part Test. This new interpretation, as well as other guidance issued by the DOL in connection with this interpretation, has been the subject of multiple litigations in federal district courts challenging the DOL’s authority to issue it. On February 13, 2023, a federal court issued a decision that invalidated, in part, the DOL’s interpretation of who qualifies as a fiduciary under ERISA in providing a rollover recommendation. We operate our business in compliance with a number of DOL prohibited transaction exemptions, including PTE 2020-02, where applicable. However, as industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, and the outcomes of litigation remain pending, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. In addition, it is unclear how and whether the DOL and other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to or enforce elements of the Five-Part Test and PTE 2020-02 rules or interpretations.
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
Regulatory Capital Requirements
The SEC, FINRA, CFTC and NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. The net capital rule under Rule 15c3-1 of the Exchange Act (the “Uniform Net Capital Rule”) requires a broker-dealer to maintain a minimum net capital and applies certain haircuts to the value of its assets based on the liquidity of such assets. Certain of our broker-dealer subsidiaries are also subject to the NFA’s financial requirements and are required to maintain net capital that is in excess of or equal to the greatest of the NFA’s minimum financial requirements. Under these requirements, our broker-dealer subsidiaries are currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the Uniform Net Capital Rule.
The SEC, FINRA, CFTC and NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, then certain notice requirements to the regulators are required, and the broker-dealer may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the Uniform Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and require prior notice to the SEC and FINRA for certain capital withdrawals.
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
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information and general concerns about the security of that information. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, the Department of Justice’s (“DOJ”) Data Security Program, as well as the California Consumer Privacy Act and further potential federal and state requirements.
Trademarks
CLIENTWORKS®, COMMONWEALTH (& Design)®, LPL®, and LPL Financial (& Design)® are among our registered trademarks, and ALLEN & COMPANY OF FLORIDA, LLC, THE PRIVATE TRUST COMPANY, N.A. (& Design), and WHAT IF YOU COULD? are among our service marks.

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
Many of our competitors have substantially greater resources than we do and may offer a broader range of services and financial products across more markets. Some of our competitors operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer. For example, certain of our competitors only provide clearing services and consequently would not have any supervision or oversight liability relating to actions of their financial advisors. We believe that competition within our industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry, which could adversely affect our ability to recruit new advisors and retain existing advisors. Additionally, we expect our current and future competitors to continue to invest in, develop and integrate new technologies, including artificial intelligence and machine learning solutions, to reduce costs associated with providing wealth management services. If we are unable to achieve similar cost reductions our business may become less competitive, which could make it more challenging to retain advisors on our platform or attract new advisors, which could have a material adverse effect on our business. In addition, while we believe that our business is well-positioned to take advantage of technological development, the perception that novel applications of technology could disrupt our business could cause the price of our common stock to fluctuate substantially and result in losses for our investors.
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
Our client cash programs generate a significant portion of our revenue. Our revenue from our client cash programs has declined in the past as a result of a low interest rate environment and may decline in the future due to decreases in interest rates, decreases in client cash balances or mix shifts among the current or future deposit sweep vehicles, client cash account or money market accounts that we offer. While the Federal Reserve steadily increased its target federal funds rate in 2022 and 2023 to combat rising inflation, in 2024 and 2025, the Federal Reserve reduced its target federal funds rate, with further reductions possible. If the Federal Reserve continues to reduce its target federal funds rate from current levels, our revenue will be impacted.

Our revenue from our client cash programs also depends on our success in placing deposits and negotiating favorable terms in agreements with third-party banks and money market fund providers participating in our programs, as well as our success in offering competitive products, program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, less favorable terms in future contracts, the inability to place deposits with third-party sweep banks, changes to regulatory rules or interpretations governing the fees we earn on cash sweep balances, or changes in client cash or money market accounts that we offer could result in declines in our revenue.
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
As is common in our industry, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas and regulatory, governmental and self-regulatory organization (“SRO”) inquiries, investigations and enforcement proceedings, as well as other actions and claims. Many of these legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA and state securities regulators, as well as clients of Independent RIAs.
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
In addition, the administration of client accounts involves operational processes such as recordkeeping and accounting, security pricing, corporate actions and account reconciliations that are complex and rely on various tools and resources. Failure to properly perform operational tasks or errors in the design or function of these tools could subject us to regulatory sanctions, penalties or litigation and result in reputational damage and liability to clients.
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
2 certain business and technology processes off-shore, which has increased the related risks described above. For example, we rely on several off-shore service providers, operating in multiple locations, for functions related to cash management, account transfers, information technology infrastructure and support and document indexing, among others. In addition, we have limited international operations in Hyderabad, India. To the extent we or our third-party service providers operate in foreign jurisdictions, we are exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions as well as natural disasters, and the additional costs associated with complying with foreign laws and fluctuations in currency values.
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
We have made acquisitions and investments and entered into strategic relationships in the past and plan to pursue further acquisitions, investments and strategic relationships in the future, including in connection with our institutional services offering and Liquidity & Succession solution. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation, the synergies expected to result from a business combination could fail to materialize, or the acquired business could fail to further our strategic or financial goals.
We can provide no assurances that advisors or institutions that join LPL Financial through acquisitions, investments in advisor practices or strategic relationships will remain at LPL Financial. As a general matter, when such advisors and institutions join LPL Financial, their assets under management will transition to our platform, supporting our growth. If such advisors or institutions then separate from LPL Financial, their assets will transition away from our platform, and our business will lose their benefit. Depending on the size and number of the practices or institutions that separate, the offboarding of assets from our platform could be significant, and our financial condition and results of operations may be adversely affected.
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
We have adopted policies, procedures and an overarching policy management framework to identify, monitor and manage our risks. These policies and procedures, however, may not be fully effective nor be adapted quickly enough to effectively respond to changing circumstances in our evolving business and regulatory environment. Various Company risk and compliance functions rely on information technology systems, information provided by third parties and publicly available information about markets, clients or other matters relevant to our business and operations. In some cases, however, that information may not be available, accurate, complete or up-to-date. Also, because many of our advisors work in decentralized or branch offices, additional risk management challenges exist, including advisor office technology, vendors and third-party-providers, supervision and oversight, business continuity, information security practices, and training and awareness. In addition, our existing systems, policies and procedures, and staffing levels may be insufficient to support a significant increase in our advisor population. Any such increase could require us to increase our costs, in order to maintain our risk management and compliance obligations, or strain our existing policies and procedures as we evolve to support a larger advisor population. If our systems, policies and procedures are not effective, or if we are not successful in identifying, monitoring, and managing the risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
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
At December 31, 2025, we had total indebtedness of $7.3 billion, of which $1.1 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate and limit our ability to borrow additional funds. With interest rate increases, our interest expense has increased because borrowings under our Credit Agreement are based on variable interest rates.
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
Our Credit Agreement contains customary restrictions on our activities, including covenants that may restrict us from:
•creating liens;
•selling assets;
•engaging in certain transactions with affiliates; and
•consolidating, merging or transferring all or substantially all of our assets.

In addition, our Credit Agreement contains covenants that are currently suspended but become effective if we or our subsidiaries incur or guarantee secured indebtedness in an aggregate principal amount in excess of $350 million. Such covenants would restrict us from:
•incurring additional indebtedness or issuing disqualified stock or preferred stock;
•declaring dividends or other distributions to stockholders;
•repurchasing equity interests;
•redeeming indebtedness that is subordinated in right of payment to certain debt instruments;
•making investments or acquisitions;
•guaranteeing indebtedness; and
•entering into agreements that restrict dividends or other payments from subsidiaries.
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
Clients of our advisors have control over their assets that are served under our platforms. Poor service or performance of the financial products that we offer, the emergence of new financial products or services from others, harm to our reputation or competitive pressures on pricing of such services or products may result in the loss of clients. In addition, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans and other fee structures to remain competitive. Competition from other financial services firms, such as reduced or zero commissions to attract clients or trading volume, direct-to-investor online financial services, including so-called “robo” advice, wealth management services augmented by artificial intelligence, or higher deposit rates to attract client cash balances, could result in pricing pressure or otherwise adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our business.
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

Another subsidiary, LPL Enterprise, is an introducing broker-dealer to LPL Financial. LPL Enterprise was created as part of our new business model that supports insurance companies and asset managers’ ability to provide financial services and expand their respective service capabilities.

In March 2025, LPL Holdings, Inc. entered into a definitive purchase agreement to acquire Commonwealth. The transaction closed on August 1, 2025, and, as a result, Commonwealth’s broker-dealer subsidiary, CES, became an indirect wholly owned subsidiary of LPL Holdings, Inc. and an affiliate of LPL Financial and LPL Enterprise. Following receipt of FINRA regulatory approval for integration, LPL Holdings, Inc. will convert assets and transfer registered representative licenses from CES to LPL Financial, which is expected to occur in the fourth quarter of 2026. Following conversion, the broker-dealer and RIA operations of Commonwealth will be wound down. Both CES and LPL Enterprise are:

•registered as introducing broker-dealers with the SEC, each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;
•registered as investment advisers with the SEC;
•members of FINRA; and
•subject to oversight by the DOL relative to their servicing of retirement plan accounts subject to ERISA and the Code.
The primary SRO of LPL Financial’s, LPL Enterprise’s and Commonwealth’s broker-dealer activity is FINRA, and the primary regulator of LPL Financial’s, LPL Enterprise’s and Commonwealth’s investment advisory activity is the SEC. LPL Financial, LPL Enterprise and Commonwealth are also subject to state laws, including state “blue sky” laws, and the rules of the Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
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
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations and interpretations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, supervisory and risk management personnel. We cannot assure you that our systems and procedures are, or have been, effective in complying with all applicable laws, rules and regulations and interpretations. In particular, the diversity of information security regulatory environments in which our services are offered makes it difficult to ensure a uniformly robust level of compliance. Regulators have in the past raised, and may in the future raise, concerns with respect to the quality, consistency or oversight of certain aspects of our compliance systems and programs and our past or future compliance with applicable laws, rules and regulations.
As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters. For more information, see Note 14 - Commitments and Contingencies within the notes to the consolidated financial statements in this Annual Report on Form 10-K. In August 2024, the Company received a request for information from the SEC regarding certain elements of the Company’s cash management program for corporate advisory accounts. On January 23, 2026, the SEC informed us that it had concluded its investigation and did not intend to recommend an enforcement action.
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
The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities or a material change in business operations, as it was in 2024. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering into or acquiring new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control. FINRA Rule 1017 generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a 25% or more change in the ownership of a FINRA member that results in one person or entity directly or indirectly owning or controlling 25% or more of such member. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs or impose additional transaction terms in connection with a proposed change of control or material change in business operations of us or a FINRA member that we seek to acquire. As a result of these regulations, our future efforts to sell shares, raise additional capital or participate in acquisition activity may be delayed, prohibited or limited.
In addition, the SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. Our registered broker-dealer subsidiaries, including LPL Financial, are subject to the Uniform Net Capital Rule under the Exchange Act, and related requirements of SROs. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Uniform Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiaries, including LPL Financial, could be restricted in the event they experience a net capital shortfall, which in turn could limit our ability to repay debt, redeem or repurchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could also adversely affect our ability to expand or maintain our present levels of business.
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
We continually update our technology platform with the goal of improving its reliability, resiliency, security and functionality, including in connection with regulatory requirements, acquisitions and strategic relationships. While we seek to implement these updates with no or limited interruption to our operations or the availability of our systems, we may not be successful and resulting interruptions could be widespread, lengthy, or both. Even if no interruption occurs, these updates may not result in the benefits to our systems that we contemplate. For example, we are upgrading our technology systems in connection with our current and future business development opportunities, acquisitions, investments and strategic relationships. These efforts involve a significant investment of financial and personnel resources and we cannot guarantee that these upgrades or the investments that support them will be completed successfully, on time or at all, or that they will not result in interruptions to the availability of our technology systems or business operations. More generally, our failure to upgrade our systems successfully could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to achieve our growth objectives. For more information about risks related to upgrading our technology platform, see “Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform or the introduction of a competitive platform could have material adverse effect on our business” below.
Our operations rely on the secure processing, storage and transmission of confidential and other proprietary information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to strengthen the security and resiliency of these systems, our computer systems, software and networks are vulnerable to information breaches, unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems (collectively, “Security Events”). To the extent third parties, such as product sponsors and financial institutions, also retain similarly sensitive information about our advisors, their clients or our employees, their systems may face similar vulnerabilities that could result in Security Events for us. We are not able to protect against these Security Events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require our advisors to maintain certain minimum security levels and adopt certain security procedures by policy, we cannot ensure the universal or consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. If one or more of these Security Events occur, they could jeopardize our own, our advisors’ or their clients’, or our counterparties’ confidential and other proprietary information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to confidential client data or other confidential information or non-public personal information, or otherwise mismanages or misappropriates that data or information, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
We currently, and may in the future use, develop and incorporate systems and tools that leverage artificial intelligence and other machine learning and large language models, including generative artificial intelligence (collectively, “AI”), within our technology platform and services. The use of AI could exacerbate existing risks or create new and unpredictable risks to our business, which could impact the markets in which we operate or subject us to increased competition and regulation. The development, adoption and application of AI technologies are still in their early stages, and ineffective or inadequate AI governance, development or deployment practices by us or by third-party developers or vendors could result in unintended consequences, and may not yield the benefits, insights and efficiencies that we or others anticipate. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient and could produce inaccurate, incomplete, or ineffective results, any of which could result in operational and reputational harm. While we aim to develop and use AI responsibly and attempt to identify and mitigate technological, ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving such issues before they arise. Any latency, disruption, or failure in our AI and related systems or infrastructure could result in delays or errors in our products and services that rely on AI. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Further, our external third-party service providers may fail to use AI appropriately. Although we conduct diligence on our external service providers and, when appropriate, seek contractual protections from them to mitigate AI-related risks, we are not able to control how our advisors or external service providers develop, maintain or use their AI systems, nor do we have control over their use or disclosure of data with such AI systems, which can include material non-public information or personal identifiable information. Any of the foregoing may result in harm to our business, results of operations, or reputation.

The legal and regulatory landscape surrounding AI is rapidly evolving and remains uncertain, including in the areas of intellectual property, cybersecurity, privacy and data protection, as well as consumer protection, competition and equal opportunity laws. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to use, development and deployment of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to use, develop, or deploy AI. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.
Our information technology systems may be vulnerable to security risks.
The secure and reliable transmission of confidential information, including financial account information and personally identifiable information, over public networks is a critical element of our operations. As part of our normal operations, we maintain and transmit confidential information about clients of our advisors, our advisors and our employees, as well as proprietary information relating to our business operations. The risks related to transmitting data and using service providers outside of and storing or processing data within our network are increasing based on escalating and complex malicious cyber activity, including activity that originates outside of the United States from criminal elements and foreign state actors.
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
Even though we monitor and seek to improve the security of our information technology systems, they remain vulnerable to security risks, and there can be no guarantee that they will not be subject to unauthorized access. We rely on our advisors and employees to comply with our policies and procedures and to implement controls to safeguard confidential data, but we remain exposed to the risk of malicious or negligent acts by insiders. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information, as well as infiltration of our systems, system failures or outages or loss of confidential or proprietary information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures or bypass authentication controls could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, accounts, or to disable the functioning or use of applications or technology assets. Such activity could, among other things:
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
We cannot be certain that our systems and networks will not be subject to successful attacks, despite the measures we have taken and may take in the future to address and mitigate cybersecurity, privacy and technology risks. Additionally, in the course of operations, we rely upon the technology systems of, and share sensitive proprietary information and personal data with, vendors, third parties and other financial institutions, and our off-shore subsidiary, some of which may store and process data off-shore. Storing data off-shore can lead to increased cybersecurity risks, as international jurisdictions have varying cybersecurity laws, regulations and practices which can result in lower security standards. Additionally, data being stored off-shore can mean that we and the third parties have reduced visibility and control over the security of the data. Transfers of personal data internationally can also trigger certain data protection legal requirements, including to ensure that safeguards are in place in relation to such transfers. We also rely upon software and data feeds from various third parties. Although we have a third-party risk management program and conduct due diligence regarding cybersecurity and data protection practices before integrating our systems or sharing sensitive data with third-party vendors, this due diligence may not uncover administrative, technical or electronic gaps or flaws in their processes or systems. In the past, we and third parties on whose systems we rely have experienced Security Events that have resulted in the temporary interruption of our operations, breach notification costs and reputational harm with regulators, current and potential advisors, and advisors’ clients, and we may experience similar or more significant events in the future. Future Security Events involving individual and regulatory notifications could lead to litigation involving other financial institutions, class actions, regulatory investigations or other harm, both financial and reputational.

Security Events within the financial services industry are increasing, and threat actors continue to find novel ways to attack technology platforms and services, including our information systems and those of our advisors and third-party vendors. The use of AI by malicious third parties may also increase the sophistication and effectiveness of cybersecurity attacks that we experience in the future. In light of the diversity of our advisors’ security environments and the increasing sophistication of malicious actors, a Security Event could occur and persist for an extended period of time without detection. We expect that any investigation of a Security Event could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information and otherwise resume normal operations. In some cases, circumstances of a Security Event may be such that complete and reliable information about its cause, scope and nature may not be available as we attempt to respond to it. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such a Security Event.
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
Many aspects of our business are subject to comprehensive legal requirements concerning the collection, use and sharing of personal information, including advisor, client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act and an ever-increasing number of state laws and regulations, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act and NYSDFS Part 500. Similar laws are in force in several other states, and other such laws are expected to go into force over the next few years. This also includes the DOJ’s Data Security program that restricts, and in some cases prohibits, access by certain countries of concern or foreign entities to certain data, even if those data are de-identified, anonymized, or encrypted. We continue our efforts to safeguard the personal information entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for the improper use or disclosure of personal information. We continue to monitor regulations related to data privacy and protection on both a domestic and international level to assess requirements and impacts on our business operations. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and our exposure to regulatory investigations, enforcement, fines, and penalties, any of which could negatively impact our business and operations. Failure to comply with these obligations could result in damage to our reputation and legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us, as well as the need to continually invest significant management time and expense to improve compliance, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and institutions. Depending on the nature of the violation, we may be required to offer restitution or remediation to customers, and the costs of doing so could exceed our loss reserves.
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
LPL Financial Holdings Inc. has no direct operations and derives all of its cash flow from its direct and indirect subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to LPL Financial Holdings Inc. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries. For more information about potential limits on our ability to receive dividends from our broker-dealer subsidiaries, see “We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the conduct or growth of our business” above.
Our future ability to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our Board and will be limited by our ability to generate sufficient earnings and cash flows.
Our Board declared quarterly cash dividends on our outstanding common stock in 2025 and has authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock; however, the Company paused share repurchases in early 2025 as a result of the Commonwealth acquisition. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the Board’s continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the Board deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, general economic, financial and business conditions, and the future prospects of our business.
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
The assessment, identification and management of cybersecurity-related risks are integrated into the Company’s overall Enterprise Risk Management (“ERM”) process. Technology risk, which includes cybersecurity risk, is included among the significant residual risks identified during the Company’s assessment of business risk. This risk assessment process is used to inform the Company’s strategic planning process, and to develop action plans to appropriately address and manage risk. It is also used to focus our Board and its committees on the most significant risks to the Company. In addition, the enterprise risk function has established foundational frameworks for assessing, monitoring and overseeing the Company’s risks, including risks from cybersecurity threats. This includes reporting on issues, risk events or incidents and emerging risks to applicable risk committees to provide monitoring of key risk exposures.
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

Item 2.  Properties
A summary of our significant locations at December 31, 2025 is shown in the following table:

Location	Approximate Square Footage	Lease Expiration
Fort Mill, South Carolina	567,000	2045
San Diego, California	536,000	2029
Waltham, Massachusetts	151,000	2038
Tempe, Arizona	86,000	2031
Hyderabad, India	60,000	2028
Austin, Texas	57,000	2029
New York, New York	22,000	2031
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

Name	Age	Position
Richard Steinmeier	52	Chief Executive Officer
Matthew Audette	51	President and Chief Financial Officer
Marc Cohen	39	Group Managing Director, Chief Growth Officer
Matthew Enyedi	52	Group Managing Director, Chief Client Officer
Emily Field	37	Group Managing Director, Chief People Officer
Greg Gates	48	Group Managing Director, Chief Technology & Information Officer
Aneri Jambusaria	42	Group Managing Director, Chief Wealth Officer
Matthew Morningstar	50	Group Managing Director, Chief Legal Officer
Executive Officers
Richard Steinmeier — Chief Executive Officer
Mr. Steinmeier has served as our chief executive officer since October 2024. Prior to being appointed as our chief executive officer, Mr. Steinmeier served as managing director, chief growth officer from May 2024 to October 2024 and as managing director and divisional president, business development of LPL Financial from August 2018 to May 2024. In these roles, he was responsible for recruiting new advisors and institutions to LPL Financial and to existing advisor practices, as well as exploring new markets and merger and acquisition opportunities. Prior to joining LPL Financial, Mr. Steinmeier served as managing director, head of digital strategy and platforms for UBS Wealth Management Americas from September 2017 to August 2018 and as managing director, head of the Emerging Affluent Segment and Wealth Advice Center from August 2012 to September 2017. Prior to UBS, Mr. Steinmeier held a variety of leadership roles at Merrill Lynch, most recently as managing director of the Merrill Edge Advisory Center from February 2009 to August 2012. Prior to joining Merrill Lynch, he served as an engagement manager at McKinsey & Company from 2002 to 2006. Mr. Steinmeier earned a B.S. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Stanford University.
Matthew Audette — President and Chief Financial Officer
Mr. Audette has served as our chief financial officer since 2015 and president since October 2024. In this role, he is responsible for the Company’s financial, risk, compliance, supervision, and client services and operations functions. As chief financial officer, he leads the Company’s financial planning and analysis, treasury, controllership, tax, internal audit, corporate development and investor relations groups. Mr. Audette joined LPL Financial in 2015 as chief financial officer and oversaw the LPL Services Group from May 2022 until February 2023 and was the head of business operations from February 2023 through October 2024. Prior to joining LPL Financial, Mr. Audette served as executive vice president and chief financial officer of E*TRADE Financial Corporation. During his 16 years with E*TRADE, he was a key contributor in the growth of the franchise, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in financial services at KPMG. Mr. Audette earned a B.S. in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.
Marc Cohen – Group Managing Director, Chief Growth Officer
Mr. Cohen has served as group managing director, chief growth officer since October 2025. Prior to this role, Mr. Cohen served as group managing director, business strategy and innovation, from December 2024 to October 2025. As chief growth officer, he is responsible for uniting organic growth efforts with the Company’s strategic priorities. This organization includes the development of the Company’s corporate strategy including channel and affiliation strategy as well as LPL Solutions and the Company’s recruiting and transition teams. Mr. Cohen joined LPL Financial in 2018 to help lead the firm’s development of new advisor affiliation models, expanding its attractiveness to wirehouse breakaways and RIAs. From there, his role evolved to run corporate strategy and further develop creative and innovative ways for the Company to partner with advisors throughout their lifecycle, including the firm’s Liquidity & Succession offering. Prior to joining LPL Financial, Mr. Cohen was already developing deep relationships in the industry from his early career roles as an intern through to becoming chief operating officer at MarketCounsel. Mr. Cohen earned a B.Accy. in Accountancy from The George Washington University.

Matthew Enyedi — Group Managing Director, Chief Client Officer
Mr. Enyedi has served as group managing director, chief client officer since July 2025. Prior to this role, Mr. Enyedi served as group managing director, client success from February 2023 to July 2025. The client success organization is a client-centered, cross-functional team responsible for fueling the sustained success and enablement of the Company’s advisors and institutions. Mr. Enyedi leads success management, same store sales growth strategy and programs, succession, affiliation and lifestyle solutions, and business solutions distribution. The relationship/field management, liquidity and succession, client insights and experience, and business design and execution teams focus on defining and maximizing the success of the Company’s clients. Mr. Enyedi served as managing director, national sales and marketing from April 2022 to February 2023, with responsibility for growing the Company’s client relationships. He served as managing director, business solutions from November 2020 to April 2022, with responsibility for developing and deploying the platform of professional services for advisors now included in the LPL Services Group. Prior to that, he led LPL Financial’s national sales and wealth management organizations and was responsible for accelerating the organic growth of the Company’s advisors across planning, advisory, brokerage and retirement plan services. Prior to joining LPL Financial in 2003, he worked as a financial advisor with UBS PaineWebber. Mr. Enyedi earned a B.A. in speech communication and business administration from the University of San Diego. He earned the Certified Investment Management Analyst® designation from the Haas School of Business at the University of California, Berkeley.

Emily Field — Group Managing Director, Chief People Officer

Ms. Field has served as group managing director, chief people officer of LPL Financial since August 2025. In this role she is responsible for the Company’s human resources function and for delivering an exceptional employee experience for the Company’s approximately 10,000 employees. Ms. Field champions data-driven talent management as a key differentiator and elevates the role of human resources as a strategic partner to the business to enable the Company’s objectives. Prior to joining LPL Financial, Ms. Field held various roles at McKinsey & Company from October 2017 to July 2025, most recently as a partner in the people and organizational performance practice where she led enterprise-scale organizational transformations for large companies and global institutions. Prior to working at McKinsey, Ms. Field held various roles in Accenture’s talent and organization practice where she led change management programs, global research initiatives and developed culture transformation and M&A integration strategies. She co-authored a book titled Power to the Middle: Why Managers Hold the Keys to the Future of Work and regularly contributes to McKinsey’s “Women in the Workplace” report and other leading publications and podcasts. Ms. Field earned her B.A. in government from Georgetown University.

Greg Gates — Group Managing Director, Chief Technology & Information Officer
Mr. Gates has served as group managing director, chief technology & information officer of LPL Financial since July 2021. In this role he is responsible for managing all aspects of the Company’s technology and systems applications. He leads an information technology organization responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for the Company’s advisors and employees. Mr. Gates joined LPL Financial in 2018 with nearly two decades of senior-level management experience focused on the application of technology to solve business challenges on a global scale. Before joining LPL Financial, Mr. Gates led product management and engineering teams at PayPal from 2011 to 2018, focusing on internal technology platforms, merchant and consumer experiences, risk and security, and global operations. Prior to that, he led a number of technology organizations at Bank of America, culminating in leadership of Bank of America’s Contact Center Technology from 2002 to 2011. Mr. Gates earned his B.S. in biomedical engineering from Vanderbilt University and has successfully completed multiple leadership, continuing education and certification programs from several organizations.
Aneri Jambusaria – Group Managing Director, Chief Wealth Officer
Ms. Jambusaria has served as group managing director, chief wealth officer since July 2025. Prior to this role, Ms. Jambusaria served as group managing director, wealth management from December 2024 to July 2025. As chief wealth officer, she leads the wealth management organization, which is responsible for delivering a portfolio of solutions that enable advisors and institutions to offer a differentiated end-to-end wealth management experience for their clients. The wealth management organization is committed to building the core of the advisor value proposition with capabilities spanning investment, advisory, banking and lending, trading, trust, insurance and financial planning to enable the most successful wealth practices in the industry. Ms. Jambusaria joined LPL Financial in 2020 as executive vice president, strategy and new ventures and transitioned into an expanded role in 2021 to lead the LPL Services Group, including serving as group managing director, LPL Services Group from February 2023 to March 2024 and group managing director, business & wealth solutions from March 2024 to December 2024. Prior to joining LPL Financial, Ms. Jambusaria held various positions at Fidelity Investments, most recently as head of the Planning Office for Enterprise Strategy and Planning. During her nine years at Fidelity, she helped shape strategy for business lines while gaining a strong understanding of wealth management and the products, solutions and technologies that serve investors. Before Fidelity, she worked as a senior consultant for Deloitte’s financial services practice. Ms. Jambusaria earned her B.S. in economics from the Wharton School at the University of Pennsylvania and her M.B.A. from Northwestern University’s Kellogg School of Management.

Matthew Morningstar – Group Managing Director, Chief Legal Officer

Mr. Morningstar has served as group managing director, chief legal officer since December 2025. In this role, he oversees the legal, policy and community impact teams, driving strategic legal guidance, public policy engagement and community initiatives across the Company. Prior to this role, from July 2024 until November 2025, Mr. Morningstar was chief counsel of litigation and M&A legal at MetLife, where he led global strategy and execution for strategic transactions, litigation and regulatory enforcement matters. Before joining MetLife, Mr. Morningstar was the head of advisory and commercial legal as well as the head of litigation and regulatory affairs for LPL Financial from September 2021 until July 2024 and oversaw litigation, arbitration, regulatory enforcement, special investigations and early dispute resolution across the Company. Mr. Morningstar previously held various positions at Morgan Stanley for over 15 years and most recently worked as the head of litigation and regulatory enforcement for its investment management division. Mr. Morningstar earned his B.A. in religion from Columbia University and his J.D. from Cornell Law School.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of February 19, 2026 was $327.92 per share. As of that date, there were 731 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.
Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index for the five-year period ended December 31, 2025. The graph assumes a $100 investment at the closing price on December 31, 2020 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Value
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23
03/29/24
06/28/24
09/30/24
12/31/24
03/31/25
06/30/25
09/29/25
12/31/25
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our Board and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants and other factors that our Board may deem relevant. Our Credit Agreement contains restrictions on our activities, which may impact our ability to pay dividends on our capital stock. For an explanation of these restrictions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants.” In

addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	65,310	$63.23	11,662,238
Purchases of Equity Securities by the Issuer
On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares, with $2.0 billion available for repurchases beginning in 2023. As of December 31, 2025, the Company had $630.0 million remaining under the existing share repurchase program. The Company paused share repurchases in early 2025 as a result of the Commonwealth acquisition. Given the closing of the transaction, the Company expects to evaluate resuming share repurchases, consistent with its existing capital management strategy. Future share repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of shares purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, applicable laws and consideration of the Company’s general liquidity needs.
Item 6.  Reserved
GLOSSARY OF TERMS
Acquisition Costs: Expenses that include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of the acquisitions.

Adjusted EBITDA: A non-GAAP financial measure defined as EBITDA plus acquisition costs excluding interest, certain regulatory charges, losses on extinguishment of debt and amounts related to the departure of the Company’s former CEO.

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
Basis Point: One basis point equals 1/100th of 1%.
CEO: Chief Executive Officer.
CFO: Chief Financial Officer.
CFTC: The Commodity Futures Trading Commission.
CODM: Chief Operating Decision Maker.
Core G&A: A non-GAAP financial measure defined as total expense excluding the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; market fluctuations on employee deferred compensation; losses on extinguishment of debt; promotional (ongoing); employee share-based compensation; regulatory charges; acquisition costs excluding interest; and transition assistance loan amortization.
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC, LPL Enterprise, LLC, The Private Trust Company, N.A., Commonwealth Equity Services, LLC, and certain of Atria’s introducing broker-

dealer subsidiaries, in excess of the capital requirements of the Company’s Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
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
RIA: Registered investment adviser.
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
Significant Events
Closed on the acquisition of Commonwealth Financial Network
On August 1, 2025, the Company closed on the acquisition of Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts, for a cash payment of approximately $2.7 billion. As part of the transaction, Commonwealth will transition its advisory and brokerage assets to the Company’s platform. The Company expects to complete the conversion in the fourth quarter of 2026. Commonwealth's results were included in the Company's consolidated statements of income from August 1, 2025 through December 31, 2025 and consolidated statements of financial condition as of December 31, 2025. See Note 4 - Acquisitions within the notes to the consolidated financial statements for additional information.
Completed offerings of $2.75 billion of debt and $1.7 billion of equity
On February 26, 2025, the Company completed the issuance and sale of $750.0 million in aggregate principal amount of 5.200% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.650% senior unsecured notes due 2035. On April 3, 2025, the Company completed the issuance and sale of $500.0 million in aggregate principal amount of 4.900% senior unsecured notes due 2028, $500.0 million in aggregate principal amount of 5.150% senior unsecured notes due 2030 and $500.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2035. See Note 11 - Corporate Debt and Other Borrowings, Net within the notes to the consolidated financial statements for additional information.
On April 2, 2025, the Company completed a public offering of approximately 5.4 million shares of the Company’s common stock at an offering price of $320.00 per share. See Note 15 - Stockholders’ Equity within the notes to the consolidated financial statements for additional information.

Executive Summary
Financial Highlights
Results for the year ended December 31, 2025 included net income of $0.9 billion, or $10.92 per diluted share, which compares to $1.1 billion, or $14.03 per diluted share, for the year ended December 31, 2024.
Asset Trends
Total advisory and brokerage assets served were $2.4 trillion at December 31, 2025, compared to $1.7 trillion at December 31, 2024. Total net new assets were $431.5 billion for the year ended December 31, 2025, compared to $235.6 billion for the same period in 2024.
Net new advisory assets were $317.4 billion for the year ended December 31, 2025, compared to $137.8 billion in 2024. Advisory assets were $1,392.7 billion, or 58.8% of total advisory and brokerage assets served, at December 31, 2025, up 46% from $957.0 billion at December 31, 2024.
Net new brokerage assets were $114.1 billion for the year ended December 31, 2025, compared to $97.8 billion in 2024. Brokerage assets were $977.9 billion at December 31, 2025, up 25% from $783.7 billion at December 31, 2024.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $5.6 billion for the year ended December 31, 2025, an increase of 24% from $4.5 billion for the year ended December 31, 2024. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the year ended December 31, 2025, we paid stockholders cash dividends of $94.4 million and repurchased 289,371 of our outstanding shares for a total of $100.0 million.
Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metrics (dollars in billions)(1)	2025	2024
Advisory and Brokerage Assets(2)
Advisory assets	$1,392.7	$957.0
Brokerage assets	977.9	783.7
Total Advisory and Brokerage Assets	$2,370.5	$1,740.7
Advisory as a % of total Advisory and Brokerage Assets	58.8%	55.0%

Net New Assets(3)
Net new advisory assets	$317.4	$137.8
Net new brokerage assets	114.1	97.8
Total Net New Assets	$431.5	$235.6

Organic Net New Assets
Organic net new advisory assets	$116.1	$115.3
Organic net new brokerage assets	30.4	25.5
Total Organic Net New Assets	$146.5	$140.7

Organic advisory net new assets annualized growth(4)	12.1%	15.7%
Total organic net new assets annualized growth(4)	8.4%	10.4%

	As of and for the Years Ended December 31,
	2025	2024
Client Cash Balances
Insured cash account sweep	$41.0	$38.3
Deposit cash account sweep	15.3	10.7
Total Bank Sweep	56.3	49.0
Money market sweep	2.5	4.3
Total Client Cash Sweep Held by Third Parties	58.8	53.3
Client cash account	2.2	1.8
Total Client Cash Balances	$61.0	$55.1
Client Cash Balances as a % of Total Assets	2.6%	3.2%

Net buy (sell) activity(5)	$160.9	$153.1

Business and Financial Metrics (dollars in millions)
Advisors	32,178	28,888
Average total assets per advisor(6)	$73.7	$60.3

Share repurchases	$100.0	$170.0
Dividends	$94.4	$89.7
Leverage ratio(7)	1.95	1.89

	Years Ended December 31,
Financial Metrics (dollars in millions, except per share data)	2025	2024
Total revenue	$16,989.5	$12,385.1
Net income	$863.0	$1,058.6
Earnings per share (“EPS”), diluted	$10.92	$14.03
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$20.09	$16.51
Gross profit(9)	$5,597.9	$4,501.3
Adjusted EBITDA(10)	$2,914.9	$2,224.4
Core G&A(11)	$1,852.1	$1,515.5
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

	December 31,
Credit Agreement Net Debt Reconciliation	2025	2024
Corporate debt and other borrowings	$7,299.0	$5,517.0
Corporate Cash(12)	(469.7)	(479.4)
Credit Agreement Net Debt(†)	$6,829.3	$5,037.6

	Years Ended December 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2025	2024
Net income	$863.0	$1,058.6
Interest expense on borrowings	403.4	274.2
Depreciation and amortization	393.4	308.5
Provision for income taxes	286.5	334.3
Amortization of other intangibles	236.6	135.2
EBITDA(†)	$2,182.9	$2,110.8
Credit Agreement Adjustments:
Acquisition costs and other(13)(14)	$777.3	$223.6
Employee share-based compensation	76.0	89.0
M&A accretion(15)	462.6	235.0
Advisor share-based compensation	3.1	2.6
Loss on extinguishment of debt	—	4.0
Credit Agreement EBITDA(†)	$3,501.8	$2,665.0

	December 31,
	2025	2024
Leverage Ratio	1.95	1.89
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

	Years Ended December 31,
	2025		2024
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$863.0	$10.92	$1,058.6	$14.03
Regulatory charge(14)	—	—	18.0	0.24
Amortization of other intangibles	236.6	2.99	135.2	1.79
Acquisition costs(16)	740.4	9.37	105.9	1.40
Departure of former CEO(17)	—	—	(14.4)	(0.19)
Loss on extinguishment of debt	—	—	4.0	0.05
Tax benefit	(251.6)	(3.18)	(62.1)	(0.82)
Adjusted Net Income / Adjusted EPS(†)	$1,588.4	$20.09	$1,245.3	$16.51
Weighted-average shares outstanding, diluted	79.1		75.4
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

	Years Ended December 31,
Gross Profit	2025	2024
Total revenue	$16,989.5	$12,385.1
Advisory and commission expense	11,204.0	7,751.0
Brokerage, clearing and exchange expense	178.1	127.9
Employee deferred compensation	9.4	4.8
Gross Profit(†)	$5,597.9	$4,501.3
____________________
(†)    Totals may not foot due to rounding.
(10)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs excluding interest, certain regulatory charges, losses on extinguishment of debt, and amounts related to the departure of the Company’s former CEO. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Years Ended December 31,
EBITDA Reconciliation	2025	2024
Net income	$863.0	$1,058.6
Interest expense on borrowings	403.4	274.2
Provision for income taxes	286.5	334.3
Depreciation and amortization	393.4	308.5
Amortization of other intangibles	236.6	135.2
EBITDA(†)	$2,182.9	$2,110.8
Regulatory charge(14)	—	18.0
Acquisition costs excluding interest(16)	732.0	105.9
Departure of former CEO(17)	—	(14.4)
Loss on extinguishment of debt	—	4.0
Adjusted EBITDA(†)	$2,914.9	$2,224.4
____________________
(†)    Totals may not foot due to rounding.

(11)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; amortization of other intangibles; brokerage, clearing and exchange; market fluctuations on employee deferred compensation; losses on extinguishment of debt; promotional (ongoing); regulatory charges; employee share-based compensation; acquisition costs excluding interest and transition assistance loan amortization. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Years Ended December 31,
Core G&A Reconciliation	2025	2024
Total expense	$15,840.0	$10,992.2
Advisory and commission	(11,204.0)	(7,751.0)
Depreciation and amortization	(393.4)	(308.5)
Interest expense on borrowings	(403.4)	(274.2)
Amortization of other intangibles	(236.6)	(135.2)
Brokerage, clearing and exchange	(178.1)	(127.9)
Employee deferred compensation	(9.4)	(4.8)
Loss on extinguishment of debt	—	(4.0)
Total G&A(†)	3,415.0	2,386.5
Acquisition costs excluding interest(16)	(732.0)	(105.9)
Promotional (ongoing)(18)(19)	(317.2)	(363.4)
Transition assistance loan amortization(18)	(408.7)	(265.5)
Employee share-based compensation	(76.0)	(89.0)
Regulatory charges(14)	(29.0)	(47.3)
Core G&A(†)	$1,852.1	$1,515.5
____________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)Acquisition costs and other for the twelve months ending December 31, 2025 and 2024 primarily include costs related to acquisitions and the integration of the strategic relationship with Prudential. Acquisition costs and other for the twelve months ending December 31, 2024 also includes a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer and an $18.0 million regulatory charge related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program.
(14)The Company recorded an $18.0 million regulatory charge for the year ended December 31, 2024 related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program.
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
(16)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Years Ended December 31,
Acquisition Costs	2025	2024
Compensation and benefits(20)	$312.1	$35.0
Occupancy and equipment(20)	203.7	0.1
Promotional(19)	86.0	7.0
Professional services	41.7	20.9
Change in fair value of contingent consideration	24.2	41.7
Interest	8.5	—
Other	64.3	1.3
Acquisition Costs(†)	$740.4	$105.9
____________________
(†)    Totals may not foot due to rounding.
(17)The departure of the Company’s former CEO resulted in other income of $26.4 million during the year ended December 31, 2024 related to the clawback of share-based compensation awards, which was offset by share-based compensation expense of $12.0 million related to the modification of certain stock options that were retained as part of the settlement agreement that the Company reached with the former CEO. See Note 16 - Share-Based Compensation, Employee Incentives and Benefit Plans within the notes to the consolidated financial statements for additional information.
(18)During the fourth quarter of 2025, the Company updated its definition of Promotional (ongoing) to exclude transition assistance loan amortization. As a result, transition assistance loan amortization is now disclosed as a separate line in Core G&A. Prior period disclosures have been updated to reflect these changes as applicable.

(19)Promotional (ongoing) for the years ended December 31, 2025 and December 31, 2024 includes $74.7 million and $46.6 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the consolidated statements of income. Promotional (ongoing) for the years ended December 31, 2025 and December 31, 2024 excludes $86.0 million and $7.0 million, respectively, of expenses incurred as a result of acquisitions, which are included in the Acquisition costs line item.
(20)The Company incurred $419.0 million of acquisition costs at the Commonwealth closing. This primarily includes $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. The equity markets rose during the year ended December 31, 2025, reaching new heights, with the S&P 500 and Russell 2000 small cap index rising 17.9% and 11.3%, respectively.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the fourth quarter of 2025, Fed policymakers lowered the target federal funds rate to a range of 3.50% to 3.75%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will continue to take into account the evolving economic outlook and balance of risks.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	% Change
REVENUE
Advisory	$8,161,238	$5,461,858	49%
Commission:
Sales-based	2,645,913	1,763,232	50%
Trailing	1,859,159	1,542,255	21%
Total commission	4,505,072	3,305,487	36%
Asset-based:
Client cash	1,657,807	1,426,528	16%
Other asset-based	1,338,126	1,071,170	25%
Total asset-based	2,995,933	2,497,698	20%
Service and fee	652,395	552,020	18%
Transaction	270,813	236,274	15%
Interest income, net	231,616	187,606	23%
Other	172,412	144,164	20%
Total revenue	16,989,479	12,385,107	37%
EXPENSE
Advisory and commission	11,204,046	7,751,006	45%
Compensation and benefits	1,586,043	1,136,717	40%
Promotional	737,197	589,339	25%
Occupancy and equipment	577,224	281,210	105%
Interest expense on borrowings	403,406	274,181	47%
Depreciation and amortization	393,434	308,527	28%
Amortization of other intangibles	236,578	135,234	75%
Professional services	218,738	93,729	133%
Brokerage, clearing and exchange	178,133	127,941	39%
Communications and data processing	85,846	75,838	13%
Other	219,327	218,493	—%
Total expense	15,839,972	10,992,215	44%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,149,507	1,392,892	(17%)
PROVISION FOR INCOME TAXES	286,483	334,276	(14%)
NET INCOME	$863,024	$1,058,616	(18%)

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2025.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	December 31,
	2025	2024	$ Change	% Change
Corporate advisory assets	$1,064.2	$678.3	$385.9	57%
Independent RIA advisory assets	328.5	278.7	49.8	18%
Total advisory assets	$1,392.7	$957.0	$435.7	46%
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2025	2024
Beginning balance at January 1	$957.0	$735.8
Net new advisory assets(1)	317.4	137.8
Market impact(2)	118.3	83.4
Ending balance at December 31	$1,392.7	$957.0
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
Advisory revenue increased during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to assets and related revenue from the acquisition of Commonwealth, an increase in advisory asset balances and related market impacts.
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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Sales-based	$2,645,913	$1,763,232	$882,681	50%
Trailing	1,859,159	1,542,255	316,904	21%
Total commission revenue	$4,505,072	$3,305,487	$1,199,585	36%
The increase in sales-based commission revenue in 2025 compared to 2024 was primarily driven by an increase in sales of annuities due to increased activity with Prudential. The increase in trailing commission revenue in 2025 compared to 2024 was primarily due to continued growth in trail earning assets held by customers.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2025	2024
Beginning balance at January 1	$783.7	$618.2
Net new brokerage assets(1)	114.1	97.8
Market impact(2)	80.1	67.7
Ending balance at December 31	$977.9	$783.7
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
Asset-based revenue for the year ended December 31, 2025 increased by $498.2 million compared to 2024, primarily due to an increase in other asset-based revenue. Other asset-based revenue increased by $267.0 million compared to 2024 primarily due to increases in recordkeeping and sponsorship program revenue. Client cash revenue for the year ended December 31, 2025 increased $231.3 million compared to 2024 primarily due to higher average client cash balances. For the year ended December 31, 2025, our average client cash balances increased to $50.9 billion compared to $44.5 billion for the year ended December 31, 2024.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, IRA custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the year ended December 31, 2025 increased by $100.4 million compared to 2024, primarily due to increases in custodian fees, trading, licensing, conference services and registration fees.

Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the year ended December 31, 2025 increased by $34.5 million compared to 2024, primarily due to increases in the number of transactions and transaction charges for managed assets.
Interest Income, net
Interest income is primarily generated from bank deposits, client margin loans, client cash account (“CCA”) balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the year ended December 31, 2025 increased by $44.0 million compared to 2024, primarily due to interest earned on overnight investment accounts driven by an increase in average daily balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue for the year ended December 31, 2025 increased by $28.2 million compared to 2024, primarily due to increases in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Years Ended December 31,
	2025	2024	Change
Payout rate	87.44%	87.34%	10	bps
Our payout rate increased for the year ended December 31, 2025 compared to 2024, primarily due to higher payouts resulting from our acquisition of Commonwealth and strategic relationship with Prudential.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our number of employees for the periods presented:

	December 31,
	2025	2024	% Change
Number of employees	10,099	9,032	12%
Compensation and benefits expense for the year ended December 31, 2025 increased by $449.3 million, compared to 2024, primarily due to acquisition related expenses incurred in conjunction with the Commonwealth transaction as well as an increase in headcount. See Note 4 - Acquisitions, within the notes to the consolidated financial statements for additional information.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the year ended December 31, 2025 increased by

$147.9 million compared to 2024, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, partially offset by decreases in large institutional onboarding costs.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the year ended December 31, 2025 increased by $296.0 million compared to 2024, primarily due to acquisition-related expenses incurred in conjunction with the Commonwealth transaction. See Note 4 - Acquisitions, within the notes to the consolidated financial statements for additional information.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s Notes, Term Loan A , and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the year ended December 31, 2025 increased by $129.2 million compared to 2024, primarily due to the issuance of $1.0 billion senior unsecured notes in May 2024, $1.25 billion senior unsecured notes in February 2025 and $1.5 billion senior unsecured notes in April 2025. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the year ended December 31, 2025 increased by $84.9 million compared to 2024, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the year ended December 31, 2025 increased by $101.3 million compared to 2024, primarily due to additional intangible assets acquired during the period. See Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net, within the notes to the consolidated financial statements for further detail.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services increased by $125.0 million compared to 2024, primarily due to technology enhancement projects and acquisition-related support.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the year ended December 31, 2025 increased by $50.2 million compared to 2024, primarily due to an increase in the volume of trades and expenses for quote services.
Provision for Income Taxes
Our effective income tax rate was 24.9% and 24.0% for the years ended December 31, 2025 and 2024, respectively. The increase in our effective tax rate for the year ended December 31, 2025 was primarily due to a decrease in tax benefits for share-based compensation and an increase in reserves for uncertain tax positions. See Note 13 - Income Taxes, within the notes to the consolidated financial statements for further detail.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements, and internal capital thresholds. During the years ended December 31, 2025 and 2024, LPL Financial paid dividends of $1.2 billion and $460.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, LPL Enterprise, PTC, CES, and certain of Atria’s introducing broker-dealer subsidiaries, in excess of the capital requirements of the Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
The following table presents the components of Corporate Cash (in thousands):

	December 31, 2025	December 31, 2024
Cash and equivalents	$1,037,378	$967,079
Cash at regulated subsidiaries	(925,356)	(884,779)
Excess cash at regulated subsidiaries per the Credit Agreement	357,693	397,138
Corporate Cash	$469,715	$479,438

Corporate Cash
Cash at the Parent	$19,368	$39,782
Excess cash at regulated subsidiaries per the Credit Agreement	357,693	397,138
Cash at non-regulated subsidiaries	92,654	42,518
Corporate Cash	$469,715	$479,438

Corporate Cash is monitored as part of our liquidity risk management strategy, and we target maintaining approximately $200 million of Corporate Cash to meet our near-term corporate debt obligations. During the year ended December 31, 2024, Corporate Cash also included cash held at certain of Atria’s introducing broker-dealer subsidiaries. See Note 4 - Acquisitions , Note 11 - Corporate Debt and Other Borrowings, Net, and Note 15 - Stockholders’ Equity within the notes to the consolidated financial statements for additional information.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of December 31, 2025, the earliest principal maturity date for our corporate debt with outstanding balances is in 2027 and our revolving credit facilities and uncommitted lines of credit mature between 2026 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. The Company repurchased 289,371 shares for a total of $100.0 million for the year ended December 31, 2025. As of December 31, 2025, we had $630.0 million remaining under our existing repurchase program. We paused share repurchases in anticipation of the Commonwealth acquisition. Given the closing of the transaction, we expect to evaluate resuming share repurchases, consistent with our existing capital management strategy. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at December 31, 2025. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at December 31, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$79	$2,170
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

December 31, 2025
LPL Financial LLC
Net capital	$336,201
Less: required net capital	24,789
Excess net capital	$311,412
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
Our other regulated subsidiaries, including LPL Enterprise, CES, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on these subsidiaries’ operations. As of December 31, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
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

The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Income	Year Ended December 31, 2025
Revenues(1)	$179,912
Revenues from non-guarantor subsidiaries	18,643
Advisory and commission expense(1)	142,237
Interest expense on borrowings	399,584
Expenses from non-guarantor subsidiaries	19,821
Loss before provision for income taxes	(640,588)
Net loss	(482,614)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	December 31, 2025	December 31, 2024
Cash and equivalents	$19,368	$39,782
Other receivables, net	3,090	15,032
Property and equipment, net	177,136	161,845
Goodwill	1,251,908	1,251,908
Other intangibles, net	39,819	67,486
Receivables from non-guarantor subsidiaries	105,657	148,855
Other assets	1,525,640	1,333,061
Corporate debt and other borrowings, net	7,258,694	5,494,724
Accounts payable and accrued liabilities	83,637	66,818
Payables to non-guarantor subsidiaries	85,228	101,400
Other liabilities	1,568,879	1,247,792
Debt and Related Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•create liens;
•sell assets;
•engage in certain transactions with affiliates; and
•consolidate, merge or transfer all or substantially all of our assets.
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
As of December 31, 2025, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2025
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.95
Interest Coverage (Minimum)	3.0	9.16

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
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$248,827	$48,174	$96,767	$46,869	$57,017
Financing obligations(1)	108,433	1,540	3,929	5,210	97,754
Purchase obligations(2)	197,864	93,277	89,671	14,916	—
Corporate debt and other borrowings, net(3)	7,299,000	—	3,170,000	2,229,000	1,900,000
Interest payments(4)	1,769,393	383,444	689,843	325,856	370,250
Commitment and other fees(5)	23,118	7,367	13,219	2,532	—
Total contractual cash obligations	$9,646,635	$533,802	$4,063,429	$2,624,383	$2,425,021

____________________
(1)Represents future payments under operating leases or financing obligations liabilities, respectively. See Note 12 - Leases, within the notes to the consolidated financial statements for further detail.
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
(4)Represents interest payments under our Credit Agreement, which include a variable interest payment for our senior unsecured credit facilities and a fixed interest payment for our senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2025 remain unchanged. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(5)Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
As of December 31, 2025, we have a liability for unrecognized tax benefits of $52.8 million, which we have included in other liabilities in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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
We operate a three lines of defense model, an industry-standard framework that clarifies roles and responsibilities, and that supports a comprehensive risk management and governance framework. The three lines and associated responsibilities are as follows:

•First Line of Defense: This consists of business management, which owns and operates processes and manages day-to-day risks. Responsibilities include identifying and assessing risks, implementing controls, monitoring compliance, and escalating issues or breaches.
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

Risk Governance Committee Structure

Risk management at the Company requires independent Company-level oversight, accountability of our business areas, and effective communication of risk matters to senior management and, ultimately, the Board. This risk management approach encompasses the Board and its committees, the ROC and its subcommittees, and our three lines of defense model. We regularly reevaluate and, when necessary, modify our processes to enhance the identification and escalation of risks and events.
Audit and Risk Committee of the Board
The ARC oversees and monitors, among other things, the Company’s enterprise risk management (except for risks assigned to other committees of the Board or retained by the Board) and is responsible for reviewing and assessing our processes to manage and control risk. In this capacity, the ARC reviews reports from risk-focused management committees; reviews emerging risks and regulatory matters; and reviews Internal Audit reports on the assessment of the Company’s control environment. The ARC reports to the Board on a regular basis and coordinates with the

Board and other Board committees with respect to the oversight of risk management and risk assessment guidelines.
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
Risk Oversight Committee of LPL Financial
The ROC, a management committee chaired by the chief risk officer, oversees our risk management activities, including those of our subsidiaries. The ROC generally meets once every two months, with additional ad hoc meetings as necessary. The members of the ROC include certain Group Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio/non-voting members and represent key control areas of the Company. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries. The ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions. It also examines certain new and complex products and business arrangements, transactions with significant risk elements and identified emerging risks.
The chief risk officer provides updates on pertinent ROC discussions to the ARC on a regular basis and, if necessary or requested, to the Board.
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
Operational Risk
Operational risk refers to the risk of loss resulting from inadequate or failed processes and/or systems as a result of external events and is inherent in all Company activities. Instances where operational risk exposure can manifest across our business include, but are not limited to: process or control failures; external or internal fraud resulting from unethical behavior or misconduct of employees and advisors; external events such as a pandemic, theft, or fraud; risks introduced by third-party vendors and/or counterparties; risks introduced by third-party financial institutions that we do not control, such as clearing agents, securities exchanges, clearing houses and other financial intermediaries, including any interruption in their operations; issues stemming from the use of AI, including misuse by advisors or third-party vendors or the use of AI by malicious third parties; and inadequate data governance, which could result in data breaches, loss, lack of compliance, or unauthorized access.

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
Contingent Consideration
Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain milestones are achieved in the years following an acquisition. Contingent payments are estimated by applying forecasted growth or conversion rates to project future revenue or asset growth and discount rates which are based on the cost of capital. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition within other liabilities in the consolidated statements of financial condition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of income. The Company does not recognize a liability for contingent payments in acquisitions that are accounted for as asset acquisitions as the amounts to be paid will be uncertain until a future measurement date. For additional information, see Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements.

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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Liquidity Risk
Liquidity risk refers to the potential inability to meet, in a timely and cost-effective manner, contractual and contingent financial obligations, either on or off-balance sheet, as they come due. Our primary liquidity needs are driven by transaction settlement, custody requirements, interest on corporate debt, strategic acquisitions, and capital returned to shareholders, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity as well as external financing. A reduction in our liquidity position could reduce client confidence in us, which could result in the loss of client assets and accounts. In addition, if our broker-dealer subsidiaries fail to meet regulatory capital guidelines or are unable to obtain regulatory approval, when required, to declare a dividend, regulators could limit the subsidiaries’ ability to pay dividends or limit their operations, which could reduce our liquidity and adversely affect our ability to repay debt, pay dividends on our common stock, or repurchase shares. In addition, we may need to provide additional funding to such subsidiaries. Potential conditions that could negatively impact our liquidity position include, but are not limited to, illiquid or volatile markets, diminished access to debt or capital markets, unforeseen cash or capital requirements, regulatory penalties or fines, settlements, customer restitution or other remediation costs, or adverse legal settlements or judgments.

Each liquidity risk is assessed individually, considering its potential impact on the business, stakeholders, and reputation to establish appropriate risk mitigation measures. We have monitoring programs and controls to monitor, review, challenge, and discuss key liquidity issues that may impact the Company.
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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the years ended December 31, 2025 and 2024. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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
As of December 31, 2025, the fair value of our trading securities was $76.1 million, and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.5 billion as of December 31, 2025. See Note 5 - Fair Value

Measurements within the notes to the consolidated financial statements for information regarding the fair value of trading securities, securities sold, but not yet purchased and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2025, $1.1 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at December 31, 2025	Annual Impact of an Interest Rate (†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	79,000	79	198	395	790
Variable-Rate Debt Outstanding	$1,099,000	$1,099	$2,748	$5,495	$10,990
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
We offer our advisors and their clients two FDIC insured bank sweep vehicles and a CCA that are interest rate sensitive. Our FDIC insured sweep vehicles include an (1) insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for individual retirement accounts and retirement plan accounts that are enrolled in certain LPL advisory programs. Clients earn interest on deposits in the ICA and the DCA while we earn a fee. The fees we earn from cash held in the ICA are based primarily on prevailing interest rates in the current interest rate environment, and are therefore subject to interest rate risk. The fees we earn from the DCA are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LPL Financial Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisition of Commonwealth Financial Network – Accounting for the provisional valuation of the acquired definite-lived advisor relationships intangible asset — Refer to Note 4 to the financial statements

Critical Audit Matter Description

On August 1, 2025, the Company acquired 100% of the outstanding equity interests of Commonwealth Financial Network, a privately-held independent wealth management firm. Total consideration for the transaction was $2,017.8 million, which included a cash payment of $1,927.4 million and other liabilities incurred to the seller of $90.4 million at closing.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The purchase price is provisionally allocated across the estimated fair value of the definite-lived intangible and tangible assets acquired and liabilities assumed, with the excess purchase price allocated to goodwill.

The Company used the income approach to estimate the $1,690.0 million provisional fair value of the advisor relationships intangible asset. The fair value determination of the advisor relationships intangible asset required management to make significant estimates and assumptions related to future net cash flows and the discount rate.

Given the fair value determination of the advisor relationships intangible asset requires management to make significant estimates and assumptions related to forecasted net cash flows, as well as the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the advisor relationships intangible asset included the following, among others:

•We obtained an understanding, evaluated the design, and tested operating effectiveness of internal controls. For example, we tested controls over management’s valuation of the advisor relationships intangible asset, including the review of forecasts of future net cash flows and the selection of the discount rate.

•We evaluated management’s policies and methodology for establishing the fair value of the advisor relationships intangible asset used in the purchase price allocation, which was provisionally allocated as of December 31, 2025.

•We assessed the knowledge, skill, ability, and objectivity of management’s valuation specialist and evaluated the work performed.

•We evaluated the reasonableness of business assumptions related to future net cash flows for the advisor relationships intangible asset, considering the past performance of the acquired company, the Company’s strategic plan going forward, previous acquisitions by the Company, and evidence obtained in other areas of the audit, and obtained audit support to substantiate the material assumptions therein.

•We tested the completeness and accuracy of the underlying data supporting the forecasts of future net cash flows.

•With the assistance of our fair value specialists, we tested:

–the reasonableness of the income approach valuation methodology by challenging key valuation assumptions related to future net cash flows and the discount rate and comparing them to industry benchmarks and data and testing the mathematical accuracy of the valuation of the advisor relationships intangible asset by performing a recalculation.

–the reasonableness of the discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.

•We performed sensitivity analyses of business assumptions related to future net cash flows to evaluate resulting changes in the fair value of the advisor relationships intangible asset.

Valuation of contingent consideration as of December 31, 2025 — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain milestones are achieved in the years following an acquisition. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition within other liabilities in the consolidated statements of financial condition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of income.

The Company determines the fair value for its contingent consideration obligations using probability-weighted expected return and Monte-Carlo simulation models. Contingent payments are estimated by applying significant unobservable inputs, including forecasted growth rates applied to projected future revenue or asset growth, conversion or retention rates, and discount rates which are based on the cost of debt and equity. These projections are measured against the performance targets specified in each respective acquisition agreement, which may include growth in assets under management, net new assets, asset conversion or retention, or revenue growth. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

The balance of contingent consideration recorded in other liabilities as of December 31, 2025 and December 31, 2024 was $124.0 million and $196.9 million, respectively.

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

•We evaluated management’s policies and methodology for establishing the fair value of contingent consideration used in the purchase price allocation and remeasurement at December 31, 2025.

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

•With the assistance of our fair value specialists, we tested:

–the reasonableness of the Monte-Carlo simulation and probability-weighted expected return models by independently running comparable models to calculate independent estimates of the fair value of contingent consideration. We compared the results of our estimates of fair value of the contingent consideration to the Company’s fair value estimates.

–the reasonableness of the discount rates by developing a range of independent estimates and comparing those to the discount rates selected by management.

•We performed sensitivity analyses of the key inputs to evaluate the changes in the fair value estimates of the contingent consideration that would result from changes in the key inputs.

/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2026

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
REVENUE
Advisory	$8,161,238	$5,461,858	$4,135,681
Commission:
Sales-based	2,645,913	1,763,232	1,252,783
Trailing	1,859,159	1,542,255	1,299,840
Total commission	4,505,072	3,305,487	2,552,623
Asset-based:
Client cash	1,657,807	1,426,528	1,509,869
Other asset-based	1,338,126	1,071,170	867,860
Total asset-based	2,995,933	2,497,698	2,377,729
Service and fee	652,395	552,020	508,437
Transaction	270,813	236,274	199,939
Interest income, net	231,616	187,606	159,415
Other	172,412	144,164	119,024
Total revenue	16,989,479	12,385,107	10,052,848
EXPENSE
Advisory and commission	11,204,046	7,751,006	5,915,807
Compensation and benefits	1,586,043	1,136,717	979,681
Promotional	737,197	589,339	459,233
Occupancy and equipment	577,224	281,210	248,620
Interest expense on borrowings	403,406	274,181	186,804
Depreciation and amortization	393,434	308,527	246,994
Amortization of other intangibles	236,578	135,234	107,211
Professional services	218,738	93,729	72,583
Brokerage, clearing and exchange	178,133	127,941	105,984
Communications and data processing	85,846	75,838	75,717
Other	219,327	218,493	209,439
Total expense	15,839,972	10,992,215	8,608,073
INCOME BEFORE PROVISION FOR INCOME TAXES	1,149,507	1,392,892	1,444,775
PROVISION FOR INCOME TAXES	286,483	334,276	378,525
NET INCOME	$863,024	$1,058,616	$1,066,250
EARNINGS PER SHARE
Earnings per share, basic	$10.97	$14.17	$13.88
Earnings per share, diluted	$10.92	$14.03	$13.69
Weighted-average shares outstanding, basic	78,681	74,713	76,807
Weighted-average shares outstanding, diluted	79,061	75,427	77,861
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and equivalents	$1,037,378	$967,079
Cash and equivalents segregated under federal or other regulations	1,792,064	1,597,249
Restricted cash	225,298	119,724
Receivables from clients, net	803,206	633,834
Receivables from brokers, dealers and clearing organizations	70,897	76,545
Advisor loans, net	3,681,512	2,281,088
Other receivables, net	1,203,539	902,777
Investment securities	91,528	57,481
Property and equipment, net	1,409,376	1,210,027
Goodwill	2,644,723	2,172,873
Other intangibles, net	3,330,788	1,482,988
Other assets	2,202,444	1,815,739
Total assets	$18,492,753	$13,317,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,308,275	$1,898,665
Payables to brokers, dealers and clearing organizations	150,520	129,228
Accrued advisory and commission expenses payable	361,623	323,996
Corporate debt and other borrowings, net	7,258,694	5,494,724
Accounts payable and accrued liabilities	821,641	588,450
Other liabilities	2,247,515	1,951,739
Total liabilities	13,148,268	10,386,802
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 136,637,544 shares and 130,914,541 shares issued at December 31, 2025 and 2024, respectively	136	131
Additional paid-in capital	3,843,017	2,066,268
Treasury stock, at cost — 56,576,672 shares and 56,253,909 shares at December 31, 2025 and 2024, respectively	(4,333,725)	(4,202,322)
Retained earnings	5,835,057	5,066,525
Total stockholders’ equity	5,344,485	2,930,602
Total liabilities and stockholders’ equity	$18,492,753	$13,317,404
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2022	129,656	$130	$1,912,886	50,408	$(2,846,536)	$3,101,072	$2,167,552
Net income	—	—	—	—	—	1,066,250	1,066,250
Issuance of common stock to settle restricted stock units	448	—	—	165	(40,005)	—	(40,005)
Treasury stock purchases	—	—	—	5,076	(1,109,962)	—	(1,109,962)
Cash dividends on common stock - $1.20 per share	—	—	—	—	—	(92,190)	(92,190)
Stock option exercises and other	129	—	6,129	(72)	2,554	9,982	18,665
Share-based compensation	—	—	68,669	—	—	—	68,669
BALANCE — December 31, 2023	130,233	$130	$1,987,684	55,577	$(3,993,949)	$4,085,114	$2,078,979
Net income	—	—	—	—	—	1,058,616	1,058,616
Issuance of common stock to settle restricted stock units	408	—	—	158	(41,288)	—	(41,288)
Treasury stock purchases	—	—	—	605	(170,096)	—	(170,096)
Cash dividends on common stock - $1.20 per share	—	—	—	—	—	(89,727)	(89,727)
Stock option exercises and other	274	1	(13,177)	(86)	3,011	12,522	2,357
Share-based compensation	—	—	91,761	—	—	—	91,761
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	863,024	863,024
Issuance of common stock to settle restricted stock units	267	—	—	93	(33,484)	—	(33,484)
Treasury stock purchases	—	—	—	289	(100,004)	—	(100,004)
Cash dividends on common stock - $1.20 per share	—	—	—	—	—	(94,411)	(94,411)
Stock option exercises and other	65	—	20,171	(59)	2,085	(81)	22,175
Share-based compensation	—	—	79,362	—	—	—	79,362
Equity Issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — December 31, 2025	136,638	$136	$3,843,017	56,577	$(4,333,725)	$5,835,057	$5,344,485
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$863,024	$1,058,616	$1,066,250
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	393,434	308,527	246,994
Amortization of other intangibles	236,578	135,234	107,211
Amortization of debt issuance costs	21,601	11,319	8,731
Share-based compensation	79,362	91,761	68,669
Provision for credit losses	16,977	18,970	15,947
Deferred provision (benefit) for income taxes	52,935	(76,244)	(68,454)
Loan forgiveness	430,787	292,446	223,517
Unrealized loss on deferred compensation plans	72,761	66,456	1,164
Change in estimated fair value of contingent consideration	24,163	41,721	26,852
Other	(4,938)	(25,319)	11,156
Changes in operating assets and liabilities:
Receivables from clients, net	(175,845)	(45,808)	(28,070)
Receivables from brokers, dealers and clearing organizations	7,487	(12,742)	6,207
Advisor loans, net	(1,751,748)	(1,103,933)	(594,438)
Other receivables, net	(270,373)	(126,829)	(71,328)
Investment securities - trading	11,640	34,183	(38,956)
Other assets	(413,296)	(435,255)	(213,043)
Client payables	409,085	(367,511)	(428,753)
Payables to brokers, dealers and clearing organizations	21,292	(34,149)	15,585
Accrued advisory and commission expenses payable	23,187	74,699	11,421
Accounts payable and accrued liabilities	161,291	36,977	31,256
Other liabilities	(617,789)	336,412	117,805
Operating lease assets	(3,019)	(1,942)	(3,112)
Net cash (used in) provided by operating activities	(411,404)	277,589	512,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(570,376)	(562,531)	(403,286)
Acquisitions, net of cash acquired	(1,787,592)	(1,020,221)	(453,475)
Purchases of securities classified as held-to-maturity	(5,100)	(4,769)	(4,725)
Proceeds from maturities of securities classified as held-to-maturity	5,100	5,000	5,500
Purchases of other investments	(29,070)	—	(4,200)
Proceeds from sale of other investments	7,271	—	—
Capitalized interest	(6,826)	(9,611)	—
Net cash used in investing activities	(2,386,593)	(1,592,132)	(860,186)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	876,000	1,430,000	1,718,000
Repayments of revolving credit facilities	(1,844,000)	(663,000)	(1,438,000)
Proceeds from senior unsecured term loans	—	1,020,000	—
Repayment of senior secured term loans	—	(1,027,200)	(10,700)
Proceeds from senior unsecured notes	2,744,930	998,325	749,468
Payment of debt issuance costs	(31,236)	(17,905)	(13,474)
Payment of equity issuance costs	(47,779)	—	—
Payment of contingent consideration	(47,395)	(50,063)	—
Tax payments related to settlement of restricted stock units	(33,484)	(41,288)	(40,005)
Proceeds from issuance of common stock	1,725,000	—	—
Repurchase of common stock	(100,004)	(170,096)	(1,100,101)
Dividends on common stock	(94,411)	(89,727)	(92,190)
Proceeds from stock option exercises and other	22,175	28,728	18,665
Principal payment of financing obligation	(902)	—	—
Principal payment of finance leases and obligations	(209)	(342)	(195)
Net cash provided by (used in) financing activities	3,168,685	1,417,432	(208,532)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	370,688	102,889	(556,107)
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of year	2,684,052	2,581,163	3,137,270
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of year	$3,054,740	$2,684,052	$2,581,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$379,919	$268,351	$191,350
Income taxes paid	$328,560	$320,259	$535,959
Cash paid for amounts included in the measurement of operating lease liabilities	$39,452	$31,737	$27,714
Cash paid for amounts included in the measurement of finance lease liabilities	$209	$8,727	$8,577
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$45,544	$36,260	$26,021
Lease assets obtained in exchange for operating lease liabilities	$57,734	$37,115	$17,517
Prefunded acquisition	$70,202	$—	$—
Contingent consideration and other liabilities recognized at acquisition date	$86,821	$87,883	$88,132
	December 31,
	2025	2024	2023
Cash and equivalents	$1,037,378	$967,079	$465,671
Cash and equivalents segregated under federal or other regulations	1,792,064	1,597,249	2,007,312
Restricted cash	225,298	119,724	108,180
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$3,054,740	$2,684,052	$2,581,163

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
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Tempe, Arizona; Boston, Massachusetts; Austin, Texas; and New York, New York, is a clearing broker-dealer and an investment adviser that principally transacts business for its advisors and institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
•LPL Enterprise, LLC (“LPL Enterprise”) is a limited product shelf introducing broker-dealer and registered investment adviser that supports a portion of the Company’s institutional services’ clients, providing brokerage and investment advisory services to the clients of those institutional businesses.
•LPL Insurance Associates, Inc. operates as an insurance brokerage general agency that offers life and disability insurance products and services for LPL Financial advisors.
•Atria Wealth Solutions, Inc. (“Atria”) is a holding company for the previously registered broker-dealers and investment advisers that the Company acquired in connection with the acquisition of Atria. Atria had seven introducing broker-dealer subsidiaries, which cleared transactions through third-party clearing and carrying firms. The Company completed the conversion of assets from these acquired broker-dealers and investment advisers to the Company’s platform and completed the withdrawal of the related registrations of these entities during the fourth quarter of 2025.
•AW Subsidiary, Inc. is a holding company for Blaze Portfolio Systems LLC (“Blaze”), which provides an advisor-facing trading and portfolio rebalancing platform.
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
•CFN Holding Company, LLC (“CFN”) is a holding company for Commonwealth Equity Services, LLC (“CES”), which is a registered broker-dealer and investment adviser that does business as Commonwealth Financial Network (“Commonwealth”). CES is an introducing broker-dealer that clears transactions through a third-party clearing and carrying firm. The Company expects to complete the conversion of assets from CES in the fourth quarter of 2026 and withdraw the related registrations of that entity thereafter.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Company recognized revenue for services provided to these related parties of $31.4 million, $25.5 million and $19.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company incurred expense for services provided by these related parties of $4.2 million, $3.6 million and $3.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, receivables from and payables to related parties were $13.6 million and $0.6 million, respectively. As of December 31, 2024, receivables from and payables to related parties were $6.3 million and $0.5 million, respectively.
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
Cash and Equivalents Segregated Under Federal or Other Regulations
The Company’s broker-dealer subsidiaries are required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. At December 31, 2025, this line item included interest bearing deposits, U.S. treasury bills with original maturities of 90 days or less and approximately $0.2 million of cash for the proprietary accounts of broker-dealers. The U.S. treasury bills accrue income as earned. Discounts are accreted using a method that approximates the effective yield method over the term of the bill and are recorded to interest income, net as an adjustment to the investment yield.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Cash
Restricted cash primarily represents cash held and for use by the captive insurance subsidiary, which is primarily composed of U.S. government obligations, money market funds, and cash held in escrow as a result of the Company’s acquisition of Commonwealth. See Note 4 - Acquisitions for additional information.
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
The following table reflects a roll-forward of the allowance for credit losses on receivables from clients (in thousands):

	December 31,
	2025	2024	2023
Beginning balance — January 1	$2,044	$1,590	$909
Provision for credit losses	6,473	559	1,054
(Charge-offs) recoveries, net	(453)	(105)	(373)
Ending balance — December 31	$8,064	$2,044	$1,590
Advisor Loans, Net
Advisor loans, net include loans made to new and existing advisors and institutions to facilitate their partnership with the Company, transition to the Company’s platform or fund business development activities. The decision to extend credit to an advisor or institution is generally based on their credit history and ability to generate future revenue. Loans made can be either repayable or forgivable over terms generally up to ten years provided that the advisor or institution remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor or institution terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for credit losses is recorded at the inception of a repayable loan or upon conversion to a repayable loan upon termination or change in agreed upon terms using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts. Advisor repayable loans, net totaled $406.8 million and $360.8 million as of December 31, 2025 and 2024.
The following table reflects a roll-forward of the allowance for credit losses on advisor loans (in thousands):

	December 31,
	2025	2024	2023
Beginning balance — January 1	$17,901	$12,977	$15,144
Provision for credit losses	1,867	10,049	8,393
(Charge-offs) recoveries, net	(2,723)	(5,128)	(10,560)
Other	116	3	—
Ending balance — December 31	$17,161	$17,901	$12,977

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
The following table reflects a roll-forward of the allowance for credit losses on other receivables (in thousands):

	December 31,
	2025	2024	2023
Beginning balance — January 1	$2,345	$1,448	$2,788
Provision for credit losses	8,637	8,362	6,500
(Charge-offs) recoveries, net	(7,585)	(8,015)	(7,840)
Other	—	550	—
Ending balance — December 31	$3,397	$2,345	$1,448
Investment Securities
Investment securities include trading and held-to-maturity securities. The Company also has securities that have been sold, but not yet purchased, which are reflected in other liabilities on the consolidated statements of financial condition. The Company generally classifies its investments in debt and equity instruments as trading securities, except for U.S. government notes held by its wholly owned subsidiary PTC, which are held to satisfy minimum capital requirements of the Office of the Comptroller of the Currency (“OCC”) and classified as held-to-maturity securities because the Company has both the intent and the ability to hold these investments to maturity. The Company has not classified any investments as available-for-sale.
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
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2025, 2024 or 2023.
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
Contingent Consideration
Certain of the Company’s acquisitions include contingent consideration, which may result in the transfer of additional cash consideration to the sellers if certain milestones are achieved in the years following an acquisition. Contingent payments are estimated by applying forecasted growth or conversion rates to project future revenue or asset growth and discount rates which are based on the cost of capital. For acquisitions accounted for under the acquisition method of accounting for business combinations, any such contingent consideration is recognized at its estimated fair value on the date of acquisition. This contingent consideration is remeasured at its fair value at each subsequent reporting date until the contingency is resolved. Any changes in fair value are recognized in other expense in the consolidated statements of income.
Goodwill and Other Intangibles, Net
Goodwill and other indefinite-lived intangibles are evaluated annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment analysis will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill or other indefinite-lived intangibles was recognized for the years ended December 31, 2025, 2024 or 2023.
Intangibles that are deemed to have definite lives are amortized over their useful lives generally ranging from 5 to 18 years. They are reviewed for impairment when there is evidence that events or changes in circumstances

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of definite-lived intangibles recognized for the years ended December 31, 2025, 2024 or 2023. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
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
As of December 31, 2025, the contract and collateral market values of borrowed securities were $1.8 million and $1.7 million, respectively. As of December 31, 2024, the contract and collateral market values of borrowed securities were $4.8 million and $4.6 million, respectively.
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
The Company also accrues for losses at its captive insurance subsidiary for those matters covered by self-insurance. The captive insurance subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The captive insurance subsidiary is funded by payments from LPL Financial and has cash reserves to cover losses, including $127.8 million in restricted cash. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14 - Commitments and Contingencies - “Legal and Regulatory Matters.”
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to modernize the accounting for and disclosure of software costs. The ASU may be applied prospectively, retrospectively or via a modified transition approach and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the amendment’s impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The ASU should be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU was applied prospectively and is effective for annual periods beginning after December 15, 2024. The adoption did not have an impact on the Company’s financial condition or results of operations. See Note 13 - Income Taxes for related disclosures.
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
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on the Company’s corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on the Company’s corporate advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the year ended December 31, 2025.
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
The following table presents total commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2025	2024	2023
Commission revenue
Annuities	$2,679,752	$1,949,343	$1,482,690
Mutual funds	986,441	799,952	666,942
Fixed income	256,520	216,872	154,177
Equities	202,984	152,500	110,698
Other	379,375	186,820	138,116
Total commission revenue	$4,505,072	$3,305,487	$2,552,623
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2025	2024	2023
Commission revenue
Sales-based
Annuities	$1,633,309	$1,069,811	$739,760
Fixed income	256,520	216,872	154,177
Mutual funds	220,251	181,695	145,642
Equities	202,984	152,500	110,698
Other	332,849	142,354	102,506
Total sales-based revenue	$2,645,913	$1,763,232	$1,252,783
Trailing
Annuities	$1,046,443	$879,532	$742,930
Mutual funds	766,190	618,257	521,300
Other	46,526	44,466	35,610
Total trailing revenue	$1,859,159	$1,542,255	$1,299,840
Total commission revenue	$4,505,072	$3,305,487	$2,552,623
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
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2025	2024	2023
Asset-based revenue
Client cash	$1,657,807	$1,426,528	$1,509,869
Sponsorship programs	776,749	585,785	452,753
Recordkeeping	561,377	485,385	415,107
Total asset-based revenue	$2,995,933	$2,497,698	$2,377,729
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
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2025	2024	2023
Service and fee revenue
Over time(1)	$463,562	$420,470	$387,763
Point-in-time(2)	188,833	131,550	120,674
Total service and fee revenue	$652,395	$552,020	$508,437
____________________
(1)Service and fee revenue recognized over time includes revenue such as IRA custodian fees, error and omission insurance fees and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as account fees, IRA termination fees and registration fees.

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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $207.6 million as of December 31, 2024 to $265.0 million as of December 31, 2025. The increase in unearned revenue for the year ended December 31, 2025 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $207.5 million of revenue recognized during the year ended December 31, 2025 that was included in the unearned revenue balance as of December 31, 2024.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - ACQUISITIONS
During the year ended December 31, 2025, the Company completed 34 acquisitions, six of which have been accounted for as business combinations and 28 of which have been accounted for as asset acquisitions.
Business Combinations
Acquisition of Commonwealth Financial Network
On August 1, 2025, the Company acquired 100% of the outstanding equity interests of CFN, a privately-held independent wealth management firm headquartered in Massachusetts, in order to leverage its scale and enhance its capabilities. As part of the transaction, Commonwealth’s advisory and brokerage assets are expected to transition to the Company’s platform in the fourth quarter of 2026. Commonwealth's results were included in the Company's consolidated statements of income from August 1, 2025 through December 31, 2025 and consolidated statements of financial condition as of December 31, 2025. The Company accounted for the transaction under the acquisition method of accounting for business combinations.

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
(2)The post-combination expenses were paid at the closing and primarily included $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment in the consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company's provisional purchase price allocation at August 1, 2025 (dollars in thousands):

Provisional Purchase Price Allocation(1)	August 1, 2025

Fair value of consideration transferred	$2,017,785
Assets
Cash and equivalents	333,927
Restricted cash	95,414
Investment securities	43,719
Receivables from brokers, dealers and clearing organizations	1,839
Other receivables, net	55,788
Advisor loans, net	92,716
Property and equipment, net	7,769
Intangible assets	1,716,000
Other assets	58,330
Total identifiable assets acquired	$2,405,502
Liabilities
Accrued advisory and commission expenses payable	14,440
Accounts payable and accrued liabilities	57,012
Client payables	525
Equity awards liability	382,231
Unearned revenue	309,594
Other liabilities	47,218
Total liabilities assumed	$811,020
Net assets acquired	1,594,482
Goodwill	$423,303
____________________
(1)The Company recorded provisional purchase accounting adjustments during the three months ended December 31, 2025 which resulted in a $12.9 million decrease in advisor loans, net, a $40.0 million increase in advisor relationship intangibles, a $5.0 million increase in trade name intangible, a $1.9 million decrease in other assets and a $30.1 million decrease in goodwill.

The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. Other intangible assets comprised $1.69 billion of advisor relationships, which were assigned useful lives of 14 years, and $26.0 million of trade name intangible, which was assigned a useful life of 16 years. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.

The fair value determination of certain assets acquired and liabilities assumed required the Company to make significant estimates and assumptions. Intangible assets were valued using an income approach with estimates and assumptions related to future net cash flows, discount and royalty rates. Advisor loans were valued using an income approach with assumptions related to net cash flows and conversion rates. The fair value of repayable loans was $88.0 million and approximates its carrying value. Given the recent date of closing, the purchase accounting analysis is ongoing and may result in changes to the value of assets acquired and liabilities recorded, including other intangible assets.

The Company’s consolidated statements of income for the year ended December 31, 2025 include total revenues attributable to Commonwealth of $1.18 billion and a net loss of $201.3 million attributable to Commonwealth that was driven primarily by the acquisition related costs that were recognized at the closing.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisition related costs incurred as part of the Commonwealth acquisition during the year ended December 31, 2025 were $486.5 million. These costs include post-combination expense of $419.0 million, which primarily comprised amounts related to transaction bonuses and equity award acceleration, and amounts related to certain contract termination fees, which were classified as Compensation and benefits expense and Occupancy and equipment expense, respectively, in the Company's consolidated statements of income, and $67.5 million of costs primarily related to professional service costs, which were classified as Professional services expense in the Company’s consolidated statements of income.

The following table presents unaudited pro forma results as if the acquisition of Commonwealth had occurred on January 1, 2024 (dollars in thousands):

	Years Ended December 31,
LPL Financial and Commonwealth Pro Forma Combined Financial Information (unaudited)	2025	2024
Total revenue	$18,634,628	$15,073,569
Net income	$1,330,159	$536,737

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Commonwealth and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors that will transition to the Company’s platform in 2026, and the impact of related interest and issuance costs of financing the transaction. Pro forma results for the year ended December 31, 2024 also include the impact of $486.5 million of transaction costs incurred during the year ended December 31, 2025 as a result of the acquisition. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2024.

The Company financed this transaction through a combination of corporate cash, proceeds from the debt and equity issuances completed in April 2025, and borrowings under LPL Holdings, Inc.’s revolving credit facility. See Note 11 - Corporate Debt and Other Borrowings, Net, and Note 15 - Stockholders’ Equity for additional information.
Acquisition of The Investment Center, Inc. (“The Investment Center”)
On March 4, 2025, the Company acquired The Investment Center for total consideration of $72.6 million, which included $72.2 million of cash and liabilities of $0.4 million for contingent consideration. The Company was introduced to The Investment Center as part of the Atria acquisition, and the cash consideration was prefunded in 2024 in conjunction with the close of the Atria acquisition. The Company subsequently transitioned The Investment Center’s brokerage and advisory assets to the Company’s platform. The transaction also includes potential contingent consideration of up to $10.4 million based on revenue growth in the years following the acquisition. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Acquisition related costs incurred during the year ended December 31, 2025 were $6.0 million, primarily related to costs which were classified as compensation and benefits expenses and promotional expenses in the Company's consolidated statements of income. The Company recorded purchase accounting adjustments during the year ended December 31, 2025 which resulted in a $2.0 million increase in cash consideration, a $6.1 million decrease in other liabilities, a $0.4 million decrease in advisor relationships, and a $3.7 million decrease in goodwill. As of December 31, 2025, the Company had allocated $43.5 million and $29.1 million of the consideration to advisor relationships and goodwill, respectively. The advisor relationships were assigned a useful life of 16 years. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
Other Business Combinations
The Company accounted for four other transactions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $75.2 million, which included $58.3 million of cash, and liabilities of $15.2 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset or revenue growth metrics are achieved in the years following the closing. This contingent consideration may be settled for amounts up to $46.9 million in the years following the closing. The Company allocated $63.3 million of the consideration to client relationships and $0.3 million to advisor relationships, which were assigned useful lives of 14 years to 15 years, and $11.6 million to goodwill.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Asset Acquisitions
The Company accounted for 28 other transactions as asset acquisitions. These transactions included total initial consideration of $227.9 million, including $222.4 million which was allocated to client relationships and $5.5 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years to 15 years, respectively, and the related transactions include potential contingent payments of up to $158.1 million in the years following the closing if certain asset or revenue growth metrics are achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
During the year ended December 31, 2024, the Company completed 24 acquisitions, eight of which have been accounted for as business combinations and 16 of which were accounted for as asset acquisitions.
Business Combinations
Acquisition of Atria Wealth Solutions, Inc.
On October 1, 2024, the Company acquired 100% of the outstanding common shares of Atria Wealth Solutions, Inc., a wealth management solutions holding company headquartered in New York, in order to expand its addressable markets and complement organic growth. As part of the acquisition, the Company acquired Atria's seven introducing broker-dealer subsidiaries and completed the conversion of the related brokerage and advisory assets to the Company’s platform in July 2025. The Company accounted for the transaction under the acquisition method of accounting for business combinations.

The following table summarizes the total consideration for the transaction at October 1, 2024 (dollars in thousands):

Total Consideration	October 1, 2024
Cash	$853,429
Fair value of contingent consideration	19,545
Total consideration	$872,974

The contingent consideration, which may be settled for amounts up to $330 million, represents the estimated fair value of the additional cash consideration that may be paid to the sellers if certain asset conversion, retention and other milestones are achieved in the year following the closing. The Company determined the fair value for each of its contingent consideration obligations using probability weighted or Monte-Carlo simulation models. These methods use significant unobservable inputs, including forecasted conversion rates and discount rates which are based on the cost of debt and equity. See Note 5 - Fair Value Measurements, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company's purchase price allocation at October 1, 2024 (dollars in thousands):

Purchase Price Allocation(1)	October 1, 2024

Fair value of consideration transferred	$872,974
Assets
Cash and equivalents	76,259
Restricted cash	15,866
Receivables from brokers, dealers and clearing organizations	13,734
Other receivables	37,163
Other intangibles	620,100
Other assets	30,482
Total identifiable assets acquired	$793,604
Liabilities
Accrued advisory and commission expenses payable	32,756
Accounts payable and accrued liabilities	58,691
Deferred tax liabilities	110,643
Other liabilities	26,409
Total liabilities assumed	$228,499
Net assets acquired	565,105
Goodwill	$307,869
________________
(1)During the year ended December 31, 2025, the Company recorded purchase accounting adjustments that resulted in a $15.4 million decrease in total consideration, a $13.5 million decrease in advisor relationships, a $6.3 million decrease in institutional relationships, a $4.8 million decrease in other receivables, a $5.2 million increase in other assets, a $1.3 million decrease in deferred tax liabilities, and a $6.2 million increase in accounts payable and accrued liabilities. These cumulative adjustments resulted in an $8.9 million increase to goodwill.

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

Acquisition related costs incurred as part of the Atria acquisition during the year ended December 31, 2024 were $18.0 million, and primarily related to professional services, which were classified as professional services in the Company's consolidated statements of income. Atria's results were included in the Company's consolidated statements of income from October 1, 2024 through December 31, 2024. For this period, total revenues attributable to Atria were approximately $194.0 million and net income was not material.

The following table presents unaudited pro forma results as if the acquisition of Atria had occurred on January 1, 2024 (dollars in thousands):

Year Ended December 31,
LPL Financial and Atria Pro Forma Combined Financial Information (unaudited)	2024
Total revenue	$12,998,942
Net income	$982,067

The unaudited pro forma results above were prepared by combining the historical financial information of the Company and Atria and making certain adjustments. Pro forma adjustments include the impact of amortization of intangible assets recognized as part of the acquisition, amortization of transition assistance loans made to advisors

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

and institutions that have converted to the Company's platform in 2025, and the related interest impact of financing the transaction. Pro forma results for the year ended December 31, 2024 also include the impact of $18.0 million of transaction costs incurred during the year ended December 31, 2024 as a result of the acquisition. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent the actual results that would have occurred had the companies actually been combined as of January 1, 2024.
Other Business Combinations
The Company accounted for seven other transactions under the acquisition method of accounting for business combinations during the year ended December 31, 2024. Total consideration for these transactions was $113.2 million, which included $64.4 million of cash, and liabilities of $48.8 million for contingent consideration. At December 31, 2024, the Company allocated $34.3 million of the purchase price to goodwill and $78.9 million to client relationships acquired as part of these acquisitions, which included a provisional allocation of $3.8 million to goodwill and $11.3 million to client relationships for acquisitions completed in the fourth quarter for which purchase accounting was finalized in 2025. The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. See Note 9 – Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for 16 other transactions as asset acquisitions during the year ended December 31, 2024. These transactions included total initial consideration of $178.3 million, including $48.5 million which was allocated to advisor relationships and$129.8 million which was allocated to client relationships. These transactions include potential contingent payments of up to $97.2 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 9 – Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2025 or 2024.
The Company’s fair value measurements are evaluated within the fair value hierarchy based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2025 and 2024, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2025 and 2024, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2025 and 2024, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2025	Type	Valuation Techniques	Unobservable Inputs	Range
$115,464	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	1.3%	-	26.0%
			Discount Rate	12.0%	-	17.9%
			Equivalency Rate(1)	4.7%	-	5.9%
8,574	Contingent Consideration	Probability Weighted Expected Return Method	Equivalency Rate(1)	5.3%	-	5.3%
			Conversion Rate	—%	-	100.0%
$124,038
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2024	Type	Valuation Techniques	Unobservable Inputs	Range
$170,343	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	2.0%	-	29.5%
			Discount Rate	10.5%	-	18.0%
			Equivalency Rate(1)	4.9%	-	5.8%
26,555	Contingent Consideration	Probability Weighted Expected Return Method	Equivalency Rate(1)	5.7%	-	5.7%
			Conversion Rate	—%	-	100.0%
$196,898

The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Balance - January 1	$196,898	$118,844
Additions and purchase accounting adjustments	(3,593)	97,333
Payments	(93,430)	(61,000)
Fair value adjustments	24,163	41,721
Balance - December 31	$124,038	$196,898

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$104,377	$—	$—	$104,377
Cash equivalents segregated under federal or other regulations	821,334	—	—	821,334
Restricted cash	127,585	—	—	127,585
Investment securities - trading:
U.S. treasury obligations	40,029	—	—	40,029
Mutual funds	33,559	—	—	33,559
Equity securities	2,505	—	—	2,505
Debt securities	—	15	—	15
Total investment securities - trading	76,093	15	—	76,108
Other assets:
Deferred compensation plan	1,097,514	—	—	1,097,514
Fractional shares - investment(1)	371,683	—	—	371,683
Other investments	—	2,423	—	2,423
Total other assets	1,469,197	2,423	—	1,471,620
Total assets at fair value	$2,598,586	$2,438	$—	$2,601,024
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$174	$—	$—	$174
Total securities sold, but not yet purchased	174	—	—	174
Fractional shares - repurchase obligation(1)	371,683	—	—	371,683
Contingent consideration	—	—	124,038	124,038
Total other liabilities	371,857	—	124,038	495,895
Total liabilities at fair value	$371,857	$—	$124,038	$495,895
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53,672	$—	$—	$53,672
Cash equivalents segregated under federal or other regulations	672,164	—	—	672,164
Restricted cash	100,368	—	—	100,368
Investment securities - trading:
Mutual funds	13,627	—	—	13,627
U.S. treasury obligations	28,511	—	—	28,511
Money market funds	110	—	—	110
Equity securities	8	—	—	8
Debt securities	—	11	—	11
Total investment securities — trading	42,256	11	—	42,267
Other assets:
Deferred compensation plan	856,843	—	—	856,843
Fractional shares - investment(1)	278,683	—	—	278,683
Other investments	—	3,989	—	3,989
Total other assets	1,135,526	3,989	—	1,139,515
Total assets at fair value	$2,003,986	$4,000	$—	$2,007,986
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	151	—	—	151
Debt securities	—	18	—	18
Total securities sold, but not yet purchased	151	18	—	169
Fractional shares - repurchase obligation(1)	278,683	—	—	278,683
Contingent consideration	—	—	196,898	196,898
Total other liabilities	278,834	18	196,898	475,750
Total liabilities at fair value	$278,834	$18	$196,898	$475,750
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

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$933,001	$933,001	$—	$—	$933,001
Cash segregated under federal or other regulations	970,730	970,730	—	—	970,730
Restricted cash	97,713	97,713	—	—	97,713
Receivables from clients, net	803,206	—	803,206	—	803,206
Receivables from brokers, dealers and clearing organizations	70,897	—	70,897	—	70,897
Advisor repayable loans, net(1)	406,793	—	—	335,050	335,050
Other receivables, net	1,203,539	—	1,203,539	—	1,203,539
Investment securities - held-to-maturity securities	15,420	—	15,520	—	15,520
Other assets:
Deferred compensation plan(2)	10,038	10,038	—	—	10,038
Securities borrowed	1,789	—	1,789	—	1,789
Other investments(3)	7,874	—	7,874	—	7,874
Total other assets	19,701	10,038	9,663	—	19,701
Liabilities
Client payables	$2,308,275	$—	$2,308,275	$—	$2,308,275
Payables to brokers, dealers and clearing organizations	150,520	—	150,520	—	150,520
Corporate debt and other borrowings, net	7,258,694	—	7,420,447	—	7,420,447

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$913,407	$913,407	$—	$—	$913,407
Cash segregated under federal or other regulations	925,085	925,085	—	—	925,085
Restricted cash	19,356	19,356	—	—	19,356
Receivables from clients, net	633,834	—	633,834	—	633,834
Receivables from brokers, dealers and clearing organizations	76,545	—	76,545	—	76,545
Advisor repayable loans, net(1)	360,760	—	—	281,146	281,146
Other receivables, net	902,777	—	902,777	—	902,777
Investment securities - held-to-maturity securities	15,214	—	15,190	—	15,190
Other assets:
Deferred compensation plan(2)	8,742	8,742	—	—	8,742
Securities borrowed	4,811	—	4,811	—	4,811
Other investments(3)	7,706	—	7,706	—	7,706
Total other assets	21,259	8,742	12,517	—	21,259
Liabilities
Client payables	$1,898,665	$—	$1,898,665	$—	$1,898,665
Payables to brokers, dealers and clearing organizations	129,228	—	129,228	—	129,228
Corporate debt and other borrowings, net	5,494,724	—	5,480,389	—	5,480,389
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENT SECURITIES
The Company’s investment securities include debt and equity securities that the Company has classified as trading securities, which are carried at fair value, as well as investments in U.S. government notes, which are held by PTC, to satisfy minimum capital requirements of the OCC. The U.S. government notes are recorded at amortized cost and classified as held-to-maturity as the Company has both the intent and ability to hold these investments to maturity.

The following table summarizes investment securities (in thousands):

	December 31,
	2025	2024
Trading securities - at fair value:
U.S. treasury obligations	$40,029	$28,511
Mutual funds	33,559	13,627
Money market funds	—	110
Equity securities	2,505	8
Debt securities	15	11
Total trading securities	$76,108	$42,267
Held-to-maturity securities - at amortized cost:
U.S. government notes	$15,420	$15,214
Total held-to-maturity securities	$15,420	$15,214
Total investment securities	$91,528	$57,481
At December 31, 2025, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,432	$9,988	$—	$—	$15,420
U.S. government notes — at fair value	$5,444	$10,076	$—	$—	$15,520
NOTE 7 - RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers, and clearing organizations were as follows (in thousands):

	December 31,
	2025	2024
Receivables:
Receivables from clearing organizations	$59,298	$68,962
Securities failed-to-deliver	9,960	7,009
Receivables from brokers and dealers	1,639	574
Total receivables	$70,897	$76,545
Payables:
Payables to brokers and dealers	$97,956	$77,440
Payables to clearing organizations	28,716	33,229
Securities failed-to-receive	23,848	18,559
Total payables	$150,520	$129,228

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows at December 31, 2025 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$2,053,301	$(1,163,845)	$889,456
Computers and software	612,222	(423,455)	188,767
Buildings	106,450	(25,192)	81,258
Leasehold improvements	118,011	(67,086)	50,925
Furniture and equipment	104,040	(86,047)	17,993
Land	9,978	—	9,978
Work in progress(1)	170,999	—	170,999
Total property and equipment, net	$3,175,001	$(1,765,625)	$1,409,376
____________________
(1)    Work in progress includes $110.6 million of internal software in development and related hardware and software at December 31, 2025.
The components of property and equipment, net were as follows at December 31, 2024 (in thousands):

	Historical Cost	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$1,628,889	$(871,226)	$757,663
Computers and software	519,209	(339,553)	179,656
Buildings	107,873	(23,254)	84,619
Leasehold improvements	107,359	(61,142)	46,217
Furniture and equipment	100,399	(89,084)	11,315
Land	4,678	—	4,678
Work in progress(1)	125,879	—	125,879
Total property and equipment, net	$2,594,286	$(1,384,259)	$1,210,027
____________________
(1)    Work in progress includes $102.4 million of internal software in development and related hardware and software at December 31, 2024.
Depreciation and amortization was $393.4 million, $308.5 million and $247.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 9 - GOODWILL AND OTHER INTANGIBLES, NET
During the year ended December 31, 2025, the Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2023	$1,856,648
Goodwill acquired	333,205
Purchase accounting adjustments	(16,980)
Balance at December 31, 2024	2,172,873
Goodwill acquired	497,885
Purchase accounting adjustments	(26,035)
Balance at December 31, 2025	$2,644,723

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of other intangibles, net were as follows at December 31, 2025 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.6	$3,350,706	$(859,100)	$2,491,606
Client relationships	12.3	909,868	(143,039)	766,829
Trade name	15.6	26,000	(677)	25,323
Technology	3.0	20,930	(15,443)	5,487
Product sponsor relationships	1.2	234,086	(232,362)	1,724
Total definite-lived intangible assets, net		$4,541,590	$(1,250,621)	$3,290,969
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,330,788
____________________
(1)    During the year ended December 31, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2024 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$1,626,281	$(699,385)	$926,896
Client relationships	12.7	581,519	(86,292)	495,227
Product sponsor relationships	1.3	234,086	(220,880)	13,206
Technology	7.6	20,930	(13,090)	7,840
Total definite-lived intangibles, net		$2,462,816	$(1,019,647)	$1,443,169
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$1,482,988
____________________
(1)During the year ended December 31, 2024, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $236.6 million, $135.2 million and $107.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Future amortization is estimated as follows (in thousands):

2026	$260,211
2027	256,453
2028	254,756
2029	247,915
2030	245,920
Thereafter	2,025,714
Total	$3,290,969

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	December 31,
	2025	2024
Other assets:
Deferred compensation	$1,107,552	$865,585
Prepaid assets	240,010	194,690
Fractional shares - investment	371,683	278,683
Deferred tax assets, net	78,222	129,902
Operating lease assets	173,544	119,144
Referral fee	106,038	85,780
Income tax receivables	53,245	20,026
Debt issuance costs, net	10,824	14,154
Other	61,326	107,775
Total other assets	$2,202,444	$1,815,739

Other liabilities:
Deferred compensation	$1,100,018	$862,698
Unearned revenue	265,024	207,563
Operating lease liabilities	203,970	147,718
Fractional shares - repurchase obligation	371,683	278,683
Finance lease liabilities(1)	—	105,123
Financing obligation liabilities(1)	108,433	—
Taxes payable	69,348	134,815
Contingent consideration	124,038	196,898
Other	5,001	18,241
Total other liabilities	$2,247,515	$1,951,739
(1)During the year ended December 31, 2025, the Company entered into a financing arrangement that resulted in the derecognition of its finance lease and the recognition of a financing obligation. See Note 12 - Leases, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	December 31, 2025			December 31, 2024
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+125 bps	4.984%	$1,020,000	SOFR+147.5 bps	6.000%	12/5/2028
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	500,000	Fixed Rate	4.900%	—	Fixed Rate	—%	4/3/2028
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	—	Fixed Rate	—%	3/15/2030
2030 Senior Notes(1)	500,000	Fixed Rate	5.150%	—	Fixed Rate	—%	6/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	—	Fixed Rate	—%	3/15/2035
2035 Senior Notes(1)	500,000	Fixed Rate	5.750%	—	Fixed Rate	—%	6/15/2035
Total Corporate Debt	7,220,000			4,470,000
Less: Unamortized Debt Issuance Cost	(40,306)			(22,276)
Corporate debt, net	$7,179,694			$4,447,724
Other Borrowings
Revolving Credit Facility	79,000	ABR+37.5 bps / SOFR+147.5 bps	5.634%	1,047,000	ABR+37.5 bps / SOFR+147.5 bps	6.007%	5/20/2029
Total other borrowings	$79,000			$1,047,000
Corporate Debt and Other Borrowings, Net	$7,258,694			$5,494,724
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The minimum calendar year payments and maturities of the corporate debt and other borrowings as of December 31, 2025 were as follows (in thousands):

2026	$—
2027	900,000
2028	2,270,000
2029	979,000
2030	1,250,000
Thereafter	1,900,000
Total	$7,299,000

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents amounts outstanding and available under the Company’s external lines of credit at December 31, 2025 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$79	$2,170
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Refinanced Existing Term Loan B Facility with Term Loan A Facility and Subsequent Extension
On December 5, 2024, LPLH refinanced its existing $1.0 billion Term Loan B facility (the “Term Loan B”) with a new $1.0 billion Term Loan A facility (the “Term Loan A”). On November 21, 2025, LPLH executed the tenth amended and restated credit agreement (the “Credit Agreement”) with its existing syndicate of lenders. As part of this agreement, LPL engaged JPMorgan Chase Bank to refinance the Term Loan A, extending its maturity by two years from December 5, 2026 to December 5, 2028. Additionally, the Company's borrowing rate applicable to the Term Loan A decreased by 0.125% at all pricing levels.

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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2025, the Company was in compliance with such covenants.
Broker-Dealer Revolving Credit Facility
On May 19, 2025, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 18, 2026. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.3 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of December 31, 2025.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of December 31, 2025. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at December 31, 2025 or December 31, 2024.
NOTE 12 - LEASES
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating leases for corporate offices and equipment with remaining lease terms of 1 to 12 years, some of which include options to extend the lease for up to 21 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
The lease for the Company’s Fort Mill, South Carolina office was previously accounted for as a financing lease. In April 2025, the Company entered into a 20 year credit tenant lease which was accounted for as a financing arrangement as it did not qualify for sale-leaseback accounting primarily due to the existence of an option to purchase the property for $1 at the end of the lease term. As a result of the transaction, the term was extended, a financing obligation of $109.3 million was recorded, and the existing finance lease liability of $105.0 million was derecognized. The Company allocated $104.0 million and $5.3 million to building and land, respectively, in the property and equipment, net line item in the Company's consolidated statements of financial condition. In connection with the sale-leaseback, the Company incurred incremental costs of $2.5 million, which were included in the basis of the amount financed. The financing obligation has a stated interest rate of 6.4% and matures on May 1, 2045.
Net carrying values of building and land assets associated with financing obligations were $81.3 million and $5.3 million, respectively, at December 31, 2025 and are included in property and equipment, net in the consolidated statements of financial condition. Assets associated with finance leases were $84.6 million at December 31, 2024, and were included in property and equipment, net in the consolidated statements of financial condition.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$31,316	$21,274	$19,303
Finance lease cost:
Amortization of right-of-use assets	$969	$3,876	$3,876
Interest on lease liabilities	2,057	8,385	8,382
Total finance lease cost	$3,026	$12,261	$12,258
Supplemental weighted-average information related to leases was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Finance leases	0.0	21.8
Operating leases	5.9	5.0
Weighted-average discount rate:
Finance leases	—	7.94%
Operating leases	6.26%	6.55%

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$48,174
2027	49,063
2028	47,704
2029	29,785
2030	17,084
Thereafter	57,017
Total lease payments	248,827
Less imputed interest	44,857
Total	$203,970
The minimum calendar year payments and maturities of the financing obligation as of December 31, 2025 were as follows (in thousands):

2026	$1,540
2027	1,816
2028	2,113
2029	2,433
2030	2,777
Thereafter	97,754
Total	$108,433
NOTE 13 - INCOME TAXES
The components of the provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current provision for income taxes:
Federal	$158,426	$325,858	$355,393
State	75,122	84,662	91,586
Total current provision for income taxes	233,548	410,520	446,979
Deferred provision (benefit) for income taxes:
Federal	66,574	(66,056)	(56,539)
State	(13,639)	(10,188)	(11,915)
Total deferred provision (benefit) for income taxes	52,935	(76,244)	(68,454)
Provision for income taxes	$286,483	$334,276	$378,525

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates:

	Year Ended December 31, 2025
	Amount	%
Federal at statutory income tax rates	$241,413	21.0%
State income taxes, net of federal benefit (1)	47,832	4.2
Tax credits:
General business credits	(9,914)	(0.9)
Changes in unrecognized tax benefits	9,717	0.8
Nontaxable or nondeductible items:
Share-based payment awards	(4,163)	(0.4)
Other	1,598	0.2
Effective income tax rate	$286,483	24.9%
(1) State taxes in California, Illinois, New York, Pennsylvania, New Jersey, and Minnesota made up the majority (greater than 50%) of the tax effect in this category.
The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates in accordance with the guidance in effect prior to the adoption of the new income tax disclosure requirements during the year ended December 31, 2025:

	Years Ended December 31,
	2024	2023
Federal statutory income tax rates	21.0%	21.0%
State income taxes, net of federal benefit	4.2	5.0
Non-deductible expenses	0.2	0.9
Federal research and development credits	(0.7)	(0.6)
Share-based compensation	(0.8)	(0.2)
Other	0.1	0.1
Effective income tax rates	24.0%	26.2%
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0% primarily as a result of state taxes, non-deductible expenses, uncertain tax position reserves, tax credits and benefits from the vesting and exercise of share-based compensation.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Deferred compensation	$290,055	$230,757
Operating lease liabilities	55,072	40,240
Tax credit carryforwards	28,999	24,244
Finance lease liabilities	—	28,383
Forgivable loans	89,783	41,003
Capitalized research and development expenditures	2,062	22,164
Accrued liabilities	33,369	29,813
Share-based compensation	17,433	15,323
Other	14,290	19,329
Deferred tax assets	531,063	451,256
Less: valuation allowance	(24,131)	(23,215)
Total deferred tax assets	506,932	428,041
Deferred tax liabilities:
Internally developed software	(201,680)	(43,053)
Depreciation of property and equipment	(33,901)	(55,334)
Amortization of other intangibles	(110,091)	(147,574)
Operating lease assets	(47,019)	(32,167)
Unrealized gains and losses	(31,276)	(15,842)
Other	(4,743)	(4,169)
Total deferred tax liabilities	(428,710)	(298,139)
Deferred tax assets, net	$78,222	$129,902
The decrease in deferred tax assets, net as of December 31, 2025 compared to December 31, 2024 was primarily driven by tax acceleration of Section 174 research and development expenditures.
At December 31, 2025, there were $22.3 million of tax credits that can be carried forward 15 years and will begin to expire during 2032, and $6.7 million of tax credits that can be carried forward 10 years and will begin to expire during 2032. We believe that it is more likely than not that a portion of the tax credit carryforwards will not be realized and have recorded a valuation allowance of $24.1 million on the deferred tax assets related to these tax credit carryforwards.
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2025	2024	2023
Balance — beginning of year	$46,519	$61,592	$52,270
Increases for tax positions taken during the current year	5,384	7,795	10,433
Increases for tax positions taken in the prior years	10,074	2,950	10,606
Reductions as a result of a lapse of the applicable statute of limitations and decreases in prior-year tax positions	(9,223)	(25,818)	(11,717)
Balance — end of year	$52,754	$46,519	$61,592
At December 31, 2025 and 2024, there were $45.5 million and $40.1 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2025 and 2024, the liability for unrecognized tax benefits included accrued interest of $12.0 million and $9.4 million, respectively, and penalties of $4.6 million and $4.1 million, respectively.
The Company and its subsidiaries file federal, state and local income tax returns, which are subject to routine examinations by the respective taxing authorities. The Company is not currently under exam for federal purposes. The tax years of 2022 to 2024 remain open to examination in the federal jurisdiction. The tax years of 2015 to 2024 remain open to examination in the state jurisdictions.
Net cash paid (refunds received) for income taxes consisted of the following (in thousands):

Year Ended December 31, 2025
Federal	$257,101
Aggregated state and local jurisdictions (1)	71,459
Net cash paid for income taxes	$328,560
(1) No individual state taxing jurisdiction comprised more than 5% of net cash paid (refunds received).
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes several changes to the corporate income tax system, including accelerated tax deductions for qualified property and U.S. based research expenditures, and modifications to computations of the business interest expense limitation. The Act did not meaningfully impact our effective tax rate for 2025; however, the Act reduced our cash tax payments made during 2025.
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2025 (in thousands):

2026	$93,277
2027	68,622
2028	21,049
2029	7,206
2030	7,710
Thereafter	—
Total	$197,864
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loan Commitments
LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at December 31, 2025 or 2024.
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
In August 2024, the Company received a request for information from the SEC regarding certain elements of the Company’s cash management program for corporate advisory accounts. On January 23, 2026, the SEC informed the Company that it had concluded its investigation and did not intend to recommend an enforcement action.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the years presented (in thousands):

	December 31,
	2025	2024	2023
Beginning balance — January 1	$79,637	$82,883	$74,071
Losses incurred	45,282	37,392	36,319
Losses paid	(23,368)	(40,638)	(27,507)
Ending balance — December 31	$101,551	$79,637	$82,883
Other Commitments
As of December 31, 2025, the Company had approximately $744.5 million of client margin loans that were collateralized with securities having a fair value of approximately $1.0 billion that LPL Financial can repledge, loan or sell. Of these securities, approximately $502.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2025, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $539.9 million of client collateral.
Investment securities on the consolidated statements of financial condition include $15.0 million and $8.5 million of trading securities pledged to the Options Clearing Corporation at December 31, 2025 and 2024, respectively, and $25.0 million and $20.0 million of trading securities pledged to the National Securities Clearing Corporation at December 31, 2025 and 2024, respectively.
NOTE 15 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by LPLFH’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2025		2024		2023
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$22.4	$0.30	$22.4	$0.30	$23.6
Second quarter	$0.30	$24.0	$0.30	$22.4	$0.30	$23.1
Third quarter	$0.30	$24.0	$0.30	$22.4	$0.30	$22.8
Fourth quarter	$0.30	$24.0	$0.30	$22.5	$0.30	$22.7
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
During the year ended December 31, 2025, LPLFH repurchased 289,371 shares of common stock at a weighted-average price of $345.59 for a total of $100.0 million. As of December 31, 2025, the Company had $630.0 million

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

remaining under the existing share repurchase program. The Company paused share repurchases in early 2025 in anticipation of the Commonwealth acquisition. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
Equity Offering
On April 2, 2025, the Company completed a public offering of approximately5.4 million shares of the Company’s common stock at an offering price of $320.00 per share. The Company received proceeds of approximately $1.7 billion, which were used to fund the acquisition of Commonwealth. In connection with the issuance, the Company incurred incremental costs of $48.1 million, which were recorded as a reduction to the offering proceeds. See Note 4 - Acquisitions for additional information.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 11,662,238 shares remaining available for future issuance at December 31, 2025.
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2024	135,510	$61.08
Granted	—	$—
Exercised	(70,200)	$59.07
Forfeited and Expired	—	$—
Outstanding — December 31, 2025	65,310	$63.23	2.24	$19,197
Exercisable — December 31, 2025	65,310	$63.23	2.24	$19,197
Exercisable and expected to vest — December 31, 2025	65,310	$63.23	2.24	$19,197

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about outstanding stock options and warrants as of December 31, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	3,083	0.15	$19.85	3,083	$19.85
$25.01 - $35.00	—	0.00	$—	—	$—
$35.01 - $45.00	14,746	1.20	$39.48	14,746	$39.48
$45.01 - $65.00	—	0.00	$—	—	$—
$65.01 - $75.00	16,190	2.12	$65.50	16,190	$65.50
$75.01 - $80.00	31,291	3.00	$77.53	31,291	$77.53
	65,310	2.24	$63.23	65,310	$63.23

The Company has not granted stock options or warrants since 2019; however, during the fourth quarter of 2024, certain previously vested and outstanding stock option awards granted to the Company’s former Chief Executive Officer (“CEO”) were clawed back and certain awards were modified in connection with his termination for “Cause” as defined in the Company’s Executive Severance Plan, the 2010 Plan, and the 2021 Plan. The clawback of stock options resulted in $2.6 million of other income, which was recorded in other revenue in the consolidated statements of income for the year ended December 31, 2024. The modification of certain of these previously vested options resulted in $12.0 million of share-based compensation expense, which was included in compensation and benefits in the consolidated statements of income. The modified options were exercised in December 2024.

The Company recognized no share-based compensation expense related to the vesting of stock options during the years ended December 31, 2025 or 2024. As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the year ended December 31, 2025:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2024	6,291	$268.64	622,564		$233.79
Granted	1,820	$372.50	332,430		$363.67
Vested	(6,907)	$277.90	(260,216)		$241.06
Forfeited	—	$—	(59,691)		$324.57
Outstanding — December 31, 2025	1,204	$372.50	635,087	(1)	$290.26
Expected to vest — December 31, 2025	1,204	$372.50	489,507		$324.11
____________________
(1)    Includes 97,544 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $64.9 million, $66.5 million and $57.4 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, total unrecognized compensation cost for restricted stock awards and stock units was $97.0

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

million, which is expected to be recognized over a weighted-average remaining period of 1.9 years. The Company recognized $23.8 million of other income, with an offset to additional paid-in capital, during the three months ended December 31, 2024 relating to the clawback of restricted stock units of the Company’s former CEO’s in connection with his termination for “Cause” as defined in the Company’s Executive Severance Plan, the 2010 Plan, and the 2021 Plan.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $3.4 million, $2.8 million and $2.6 million related to the vesting of these awards during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $7.5 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Employee Incentives and Benefit Plans
The Company sponsors a 401(k) defined contribution plan sponsored for all employees meeting eligibility requirements. The Company matches eligible employee contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $40.6 million, $35.8 million and $30.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
The Company established its Employee Stock Purchase Plan (the “ESPP”) as a benefit to enable eligible employees to purchase common stock of LPLFH at a discount from the market price through payroll deductions, subject to limitations. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $11.1 million, $10.5 million and $8.7 million of share-based compensation expense related to the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s 2012 Employee Stock Purchase Plan was replaced by its 2021 Employee Stock Purchase Plan in May 2021.
The Company sponsors a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $1,033.0 million and $817.5 million at December 31, 2025 and 2024, respectively, which is included in other liabilities in the consolidated statements of financial condition. The cash value of the related trust assets was $1,033.8 million and $818.4 million at December 31, 2025 and 2024, respectively, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and may receive a return based on the allocation of notional investments offered under the plan. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2025, the Company has recorded assets of $73.8 million and liabilities of $67.0 million, which are included in other assets and other liabilities, respectively, in the consolidated statements of financial condition. As of December 31, 2024, the Company had recorded assets of $47.2 million and liabilities of $45.2 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	2025	2024	2023
Net income	$863,024	$1,058,616	$1,066,250

Basic weighted-average number of shares outstanding	78,681	74,713	76,807
Dilutive common share equivalents	380	714	1,054
Diluted weighted-average number of shares outstanding	79,061	75,427	77,861

Basic earnings per share	$10.97	$14.17	$13.88
Diluted earnings per share	$10.92	$14.03	$13.69
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, stock options, warrants and stock units representing common share equivalents of 41,871 shares, 42,918 shares and 55,298 shares, respectively, were anti-dilutive.
NOTE 18 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act of 1934), which requires the maintenance of minimum net capital. The Uniform Net Capital Rule also provides that a broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis.
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

December 31, 2025
LPL Financial LLC
Net capital	$336,201
Less: required net capital	24,789
Excess net capital	$311,412
The Company’s other regulated subsidiaries, including LPL Enterprise, CES, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of December 31, 2025, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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
The CODM regularly reviews pre-tax net income as presented on the Company’s consolidated statements of income for purposes of assessing performance and making decisions about resource allocation. Expenses regularly reviewed by the CODM include those line items reported on the Company’s consolidated statements of income, the most significant of which include advisory and commission, compensation and benefits, promotional, and occupancy and equipment expenses. See our consolidated financial statements in Part II, “Item 8. Financial Statements and Supplementary Data” and Note 2 - Summary of Significant Accounting Policies for additional information about these line items and the related accounting policies.
NOTE 21 - SUBSEQUENT EVENTS
The Company’s Board declared a cash dividend of $0.30 per share on the Company’s outstanding common stock to be paid on March 24, 2026 to all stockholders of record on March 10, 2026.

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
Change in Internal Control over Financial Reporting
Other than the integration of Commonwealth discussed below, there were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2025, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.
On August 1, 2025, we completed the acquisition of Commonwealth, a privately-held independent wealth management firm headquartered in Massachusetts. See Note 4 – Acquisitions, within the notes to the consolidated financial statements for additional information. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that a recently acquired business may be omitted from the scope of an assessment of Internal Controls Over Financial Reporting (“ICFR”) for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of ICFR as of the balance sheet date does not include Commonwealth. Total assets and total revenues of the acquired entity that were excluded from our assessment of ICFR constitute approximately 14% and 7% of the consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2025. The Company expects to transition Commonwealth’s underlying operations to the Company’s platform and existing control environment in 2026.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LPL Financial Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those consolidated financial statements.
As described in management’s annual report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Commonwealth Financial Network (“Commonwealth”), which was acquired on August 1, 2025, and whose financial statements constitute approximately 14% and 7% of the consolidated total assets and total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Commonwealth.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2026

Item 9B.  Other Information
During the three months ended December 31, 2025, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading arrangements”). The table below sets forth certain information regarding such Rule 10b5-1 trading arrangements:

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Aneri Jambusaria, Group Managing Director, Chief Wealth Officer	November 3, 2025	March 2, 2026	January 22, 2027	2,170	Sale
Matthew Enyedi, Group Managing Director, Chief Client Officer	November 24, 2025	February 26, 2026	August 26, 2026	4,864	Sale
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
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2025.
Items 11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

Exhibit No.	Description of Exhibit
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

4.9
Fifth Supplemental Indenture, dated February 26, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on February 26, 2025, File No. 001-34963).

4.10
Sixth Supplemental Indenture, dated April 3, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on April 3, 2025, File No. 001-34963).

4.11
Seventh Supplemental Indenture, dated April 3, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on April 3, 2025, File No. 001-34963).

4.12
Eighth Supplemental Indenture, dated April 3, 2025, among LPL Holdings, Inc., LPL Financial Holdings Inc., as the Guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Form 8-K filed on April 3, 2025, File No. 001-34963).

4.13	Description of Registrant’s Securities.*
10.1	Form of Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
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

10.6	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 15, 2015, File No. 001-34963).

Exhibit No.	Description of Exhibit
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

10.15
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 9, 2024 (incorporated by reference to the Form 10-K filed on February 20, 2025, File No. 001-34963).

10.16
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan, as amended February 10, 2025 (incorporated by reference to the Form 10-Q filed on May 9, 2025, File No. 001-34963).

Exhibit No.	Description of Exhibit
10.17	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan, as amended May 9, 2024 (incorporated by reference to the Form 10-Q filed on July 30, 2024, File No. 001-34963).
10.18	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 22, 2025 (incorporated by reference to the Form 10-Q filed on August 4, 2025, File No. 001-34963).
10.19	LPL Financial LLC Executive Severance Plan, amended and restated as of May 9, 2025 (incorporated by reference to the Form 10-Q filed on August 4, 2025, File No. 001-34963).
10.20
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

10.21
Amendment Agreement, dated June 20, 2017, among LPL Holdings, Inc., LPL Financial Holdings Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to the Form 10-Q filed on August 1, 2017, File No. 001-34963).

10.22
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

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

Exhibit No.	Description of Exhibit
10.29
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

10.30
Tenth Amendment, dated November 21, 2025, among LPL Financial Holdings Inc., LPL Holdings, Inc., the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time.*

10.31
BETA Services First Amended and Restated Master Subscription Agreement, dated as of January 29, 2021, between LPL Financial LLC and Refinitiv US LLC (incorporated by reference to the Form 10-Q filed on May 4, 2021, File No. 001-34963).†

10.32	Consulting Agreement, dated July 2, 2025, between Althea Brown and LPL Financial LLC (incorporated by reference to the Form 8-K filed on July 3, 2025, File No. 001-34963).
19.1	LPL Financial Holdings Inc. Insider Trading Policy (incorporated by reference to the Form 10-K filed on February 20, 2025, File No. 001-34963).
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
22.1	List of subsidiary guarantors and issuers of guaranteed securities.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	LPL Financial Holdings Inc. Clawback Policy (incorporated by reference to the Form 10-K filed on February 21, 2024, File No. 001-34963).
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Richard Steinmeier
Richard Steinmeier
Chief Executive Officer
Dated: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Steinmeier
Richard Steinmeier	Chief Executive Officer (Principal Executive Officer)	February 23, 2026

/s/ Matthew Audette
Matthew Audette	President and Chief Financial Officer (Principal Financial Officer)	February 23, 2026

/s/ Katharine Reeping
Katharine Reeping	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026

/s/ Edward C. Bernard
Edward C. Bernard	Director	February 23, 2026

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 23, 2026

/s/ William F. Glavin, Jr.
William F. Glavin, Jr.	Director	February 23, 2026

/s/ Somesh Khanna
Somesh Khanna	Director	February 23, 2026

/s/ Albert J. Ko
Albert J. Ko	Director	February 23, 2026

/s/ Allison H. Mnookin
Allison H. Mnookin	Director	February 23, 2026

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 23, 2026

/s/ James S. Putnam
James S. Putnam	Director	February 23, 2026

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 23, 2026

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 23, 2026