Form 10-Q
period 2026-03-31
LPL Financial Holdings Inc.
filed 2026-05-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2026 was 79,982,861.

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
•the expected conversion, transition and onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity, including the conversion of assets of the broker-dealer and investment advisors acquired in connection with our acquisition of Commonwealth Financial Network (“Commonwealth”);
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

These forward-looking statements reflect the Company’s expectations and objectives as of May 4, 2026. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
Adjusted EBITDA: A non-GAAP financial measure defined as EBITDA plus acquisition costs excluding interest.
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
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial LLC, LPL Enterprise, LLC, The Private Trust Company, N.A., and Commonwealth Equity Services, LLC (“CES”), in excess of the capital requirements of the Company’s Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
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
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We support more than 32,000 financial advisors, and the wealth management practices of approximately 1,100 financial institutions, servicing and custodying approximately $2.3 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
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

Executive Summary
Financial Highlights
Results for the first quarter of 2026 included net income of $356.4 million, or $4.43 per diluted share, which compares to net income of $318.6 million, or $4.24 per diluted share, for the first quarter of 2025.
Asset Trends
Total advisory and brokerage assets served were $2.3 trillion at March 31, 2026, compared to $1.8 trillion at March 31, 2025. Total net new assets were $21.4 billion for the three months ended March 31, 2026, compared to $78.8 billion for the same period in 2025.
Net new advisory assets were $25.8 billion for the three months ended March 31, 2026, compared to $37.6 billion for the same period in 2025. Advisory assets were $1.4 trillion, or 59% of total advisory and brokerage assets served, at March 31, 2026, up 42% from $977.4 billion at March 31, 2025.
Net new brokerage assets were an outflow of $4.4 billion for the three months ended March 31, 2026, compared to an inflow of $41.2 billion for the same period in 2025. Brokerage assets were $945.9 billion at March 31, 2026, up 16% from $817.5 billion at March 31, 2025.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.6 billion for the three months ended March 31, 2026, an increase of 25% from $1.3 billion for the three months ended March 31, 2025. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends
During the three months ended March 31, 2026, we paid stockholders cash dividends of $24.1 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Operating Metrics (dollars in billions)(1)	2026	2025	2025
Advisory and Brokerage Assets(2)
Advisory assets	$1,390.4	$1,392.7	$977.4
Brokerage assets	945.9	977.9	817.5
Total Advisory and Brokerage Assets	$2,336.3	$2,370.5	$1,794.9
Advisory as a % of total Advisory and Brokerage Assets	59.5%	58.8%	54.5%

Net New Assets(3)
Net new advisory assets	$25.8	$27.8	$37.6
Net new brokerage assets	(4.4)	(3.2)	41.2
Total Net New Assets	$21.4	$24.5	$78.8

Organic Net New Assets
Organic net new advisory assets	$25.8	$27.8	$35.7
Organic net new brokerage assets	(4.4)	(5.2)	35.2
Total Organic Net New Assets	$21.4	$22.5	$70.9

Organic advisory net new assets annualized growth(4)	7.4%	8.2%	14.9%
Total organic net new assets annualized growth(4)	3.6%	3.9%	16.3%

Client Cash Balances
Insured cash account sweep	$39.8	$41.0	$36.1
Deposit cash account sweep	15.9	15.3	10.7
Total Bank Sweep	55.7	56.3	46.8
Money market sweep	1.5	2.5	4.3
Total Client Cash Sweep Held by Third Parties	57.2	58.8	51.1
Client cash account	2.0	2.2	1.9
Total Client Cash Balances	$59.1	$61.0	$53.1
Client Cash Balances as a % of Total Assets	2.5%	2.6%	3.0%

Net buy (sell) activity(5)	$43.2	$40.5	$42.0

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Business and Financial Metrics (dollars in millions)	2026	2025	2025
Advisors	32,144	32,178	29,493
Average total assets per advisor(6)	$72.7	$73.7	$60.9

Share repurchases	$—	$—	$100.0
Dividends	$24.1	$24.0	$22.4
Leverage ratio(7)	1.86	1.95	1.82

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2026	2025
Total revenue	$4,938.4	$3,670.0
Net income	$356.4	$318.6
Earnings per share (“EPS”), diluted	$4.43	$4.24
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$5.60	$5.15
Gross profit(9)	$1,592.7	$1,272.7
Adjusted EBITDA(10)	$819.1	$682.4
Core G&A(11)	$532.0	$413.1
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), as well as assets under custody of a third-party custodian related to Commonwealth Equity Services, LLC (“CES”) and Atria Wealth Solutions, Inc.’s (“Atria”) introducing broker-dealer subsidiaries. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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

	March 31,	December 31,	March 31,
Credit Agreement Net Debt Reconciliation	2026	2025	2025
Corporate debt and other borrowings	$7,220.0	$7,299.0	$5,720.0
Corporate Cash(12)	(567.3)	(469.7)	(620.6)
Credit Agreement Net Debt(†)	$6,652.7	$6,829.3	$5,099.4

	March 31,	December 31,	March 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2026	2025	2025
Net income	$900.9	$863.0	$1,088.4
Interest expense on borrowings	417.8	403.4	300.0
Provision for income taxes	316.0	286.5	347.5
Depreciation and amortization	406.8	393.4	333.7
Amortization of other intangibles	260.3	236.6	149.2
EBITDA(†)	$2,301.8	$2,182.9	$2,218.8
Credit Agreement Adjustments:
Acquisition costs and other(13)	$796.4	$777.3	$249.9
Employee share-based compensation	79.8	76.0	84.7
M&A accretion(14)	394.6	462.6	237.2
Advisor share-based compensation	3.0	3.1	2.7
Loss on extinguishment of debt	—	—	4.0
Credit Agreement EBITDA(†)	$3,575.6	$3,501.8	$2,797.3

	March 31,	December 31,	March 31,
	2026	2025	2025
Leverage Ratio	1.86	1.95	1.82
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

	Three Months Ended March 31,
	2026		2025
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$356.4	$4.43	$318.6	$4.24
Amortization of other intangibles	67.2	0.84	43.5	0.58
Acquisition costs(15)	61.2	0.76	48.5	0.65
Tax benefit	(34.0)	(0.42)	(23.9)	(0.32)
Adjusted Net Income / Adjusted EPS(†)	$450.8	$5.60	$386.7	$5.15
Weighted-average shares outstanding, diluted	80.4		75.1
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

	Three Months Ended March 31,
Gross Profit	2026	2025
Total revenue	$4,938.4	$3,670.0
Advisory and commission expense	3,291.2	2,353.9
Brokerage, clearing and exchange expense	55.5	44.1
Employee deferred compensation	(1.0)	(0.7)
Gross Profit(†)	$1,592.7	$1,272.7
_______________________________
(†)    Totals may not foot due to rounding.
(10)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs excluding interest. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
EBITDA Reconciliation	2026	2025
Net income	$356.4	$318.6
Interest expense on borrowings	100.3	85.9
Provision for income taxes	128.2	98.7
Depreciation and amortization	105.8	92.4
Amortization of other intangibles	67.2	43.5
EBITDA(†)	$757.9	$639.0
Acquisition costs excluding interest(15)	61.2	43.4
Adjusted EBITDA(†)	$819.1	$682.4
_______________________________
(†)    Totals may not foot due to rounding.

(11)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; market fluctuations on employee deferred compensation; promotional (ongoing); transition assistance loan amortization; acquisition costs excluding interest; employee share-based compensation; and regulatory charges. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Three Months Ended March 31,
Core G&A Reconciliation	2026	2025
Total expense	$4,453.9	$3,252.8
Advisory and commission	(3,291.2)	(2,353.9)
Depreciation and amortization	(105.8)	(92.4)
Interest expense on borrowings	(100.3)	(85.9)
Brokerage, clearing and exchange	(55.5)	(44.1)
Amortization of other intangibles	(67.2)	(43.5)
Employee deferred compensation	1.0	0.7
Total G&A(†)	834.9	633.7
Promotional (ongoing)(16)	(75.9)	(70.1)
Transition assistance loan amortization(17)	(136.0)	(81.8)
Acquisition costs excluding interest(15)	(61.2)	(43.4)
Employee share-based compensation	(22.2)	(18.4)
Regulatory charges	(7.5)	(6.9)
Core G&A(†)	$532.0	$413.1

_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash. Corporate Cash at March 31, 2025 also includes certain of Atria's introducing broker-dealer subsidiaries.
(13)Acquisition costs and other for the twelve months ending March 31, 2026 and December 31, 2025 primarily include costs related to acquisitions and the integration of the strategic relationship with Prudential Financial, Inc. Acquisition costs and other for the twelve months ending March 31, 2025 includes a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer, and an $18.0 million regulatory charge related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program.
(14)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition. The increase in M&A accretion for the twelve months ending March 31, 2026 and December 31, 2025 as compared to the twelve months ending March 31, 2025 was primarily related to the impact of acquisitions.
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended March 31,
Acquisition costs	2026	2025
Compensation and benefits	$22.5	$17.4
Promotional(16)	13.4	8.5
Professional services	11.6	6.1
Change in fair value of contingent consideration	7.5	6.6
Other	6.2	4.7
Acquisition costs excluding interest(†)	$61.2	$43.4
Interest	—	5.1
Acquisition costs(†)	$61.2	$48.5
_______________________________
(†)    Totals may not foot due to rounding.
(16)Promotional (ongoing) for the three months ended March 31, 2026 and 2025 includes $16.9 million and $14.8 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
(17)During the fourth quarter of 2025, the Company updated its definition of Promotional (ongoing) to exclude transition assistance loan amortization. As a result, transition assistance loan amortization is now disclosed as a separate line in Core G&A. Prior period disclosures have been updated to reflect these changes as applicable.

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
Our accruals, including those established through our captive insurance subsidiary at March 31, 2026, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. The equity markets fell during the first quarter of 2026, with the S&P 500 small cap index falling 4.3% and Russell 2000 remaining relatively flat.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the first quarter of 2026, Fed policymakers maintained the target federal funds rate with a range of 3.50% to 3.75%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will continue to take into account the evolving economic outlook and balance of risks.

Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
REVENUE
Advisory	$2,615,047	$1,689,245	55%
Commission:
Sales-based	705,415	610,038	16%
Trailing	486,619	437,719	11%
Total commission	1,192,034	1,047,757	14%
Asset-based:
Client cash	445,325	392,031	14%
Other asset-based	375,480	303,210	24%
Total asset-based	820,805	695,241	18%
Service and fee	210,984	145,199	45%
Transaction	80,542	67,864	19%
Interest income, net	45,180	43,851	3%
Other	(26,158)	(19,150)	37%
Total revenue	4,938,434	3,670,007	35%
EXPENSE
Advisory and commission	3,291,209	2,353,925	40%
Compensation and benefits	368,740	305,546	21%
Promotional	208,400	145,645	43%
Occupancy and equipment	118,523	77,240	53%
Depreciation and amortization	105,751	92,356	15%
Interest expense on borrowings	100,292	85,862	17%
Amortization of other intangibles	67,230	43,521	54%
Brokerage, clearing and exchange	55,475	44,138	26%
Professional services	50,381	36,326	39%
Communications and data processing	23,467	19,506	20%
Other	64,382	48,689	32%
Total expense	4,453,850	3,252,754	37%
INCOME BEFORE PROVISION FOR INCOME TAXES	484,584	417,253	16%
PROVISION FOR INCOME TAXES	128,180	98,680	30%
NET INCOME	$356,404	$318,573	12%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate registered investment adviser (“RIA”) advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the three months ended March 31, 2026.
We also support independent RIA firms that conduct their business through our separate registered investment adviser firms (“Independent RIAs”) advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access the capabilities of our investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. However, the advisory revenue generated by an Independent RIA is not included in our advisory revenue. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in our service and fee revenue in our condensed consolidated statements of income.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	March 31,
	2026	2025	$ Change	% Change
Corporate advisory assets	$1,063.4	$699.1	$364.3	52%
Independent RIA advisory assets	327.0	278.3	48.7	17%
Total advisory assets	$1,390.4	$977.4	$413.0	42%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2026	2025
Balance - Beginning of period	$1,392.7	$957.0
Net new advisory assets(1)	25.8	37.6
Market impact(2)	(28.1)	(17.2)
Balance - End of period	$1,390.4	$977.4
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
Advisory revenue increased during the three months ended March 31, 2026 as compared to the same period in 2025 due primarily to an increase in advisory asset balances and related revenue from the acquisition of Commonwealth.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Sales-based	$705,415	$610,038	$95,377	16%
Trailing	486,619	437,719	48,900	11%
Total commission revenue	$1,192,034	$1,047,757	$144,277	14%
The increase in sales-based commission revenue for the three months ended March 31, 2026 compared to 2025 was primarily driven by an increase in sales of annuities. The increase in trailing commission revenue for the three months ended March 31, 2026 compared to 2025 was primarily due to continued growth in trail earning assets held by customers.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2026	2025
Balance - Beginning of period	$977.9	$783.7
Net new brokerage assets(1)	(4.4)	41.2
Market impact(2)	(27.6)	(7.4)
Balance - End of period	$945.9	$817.5
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
Asset-based revenue for the three months ended March 31, 2026 increased by $125.6 million compared to the same period in 2025 due to increases in client cash and other asset-based revenue. Other asset-based revenue for the three months ended March 31, 2026 increased compared to 2025 primarily due to increases in recordkeeping and sponsorship program revenue. Client cash revenue for the three months ended March 31, 2026 increased compared to 2025 due to higher average client cash balances. For the three months ended March 31, 2026, our average client cash balances increased to $55.5 billion compared to $50.4 billion for the same period in 2025.

Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three months ended March 31, 2026 increased compared to 2025, primarily due to increases in brokerage account fees.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three months ended March 31, 2026 increased compared to 2025, primarily due to increases in the number of transactions and transaction charges for managed assets.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Payout rate	87.22%	86.75%	47 bps
Our payout rate for the three months ended March 31, 2026 increased compared to 2025, primarily due to changes in the mix of brokerage products and advisory platforms.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth the number of employees for the periods presented:

	March 31,
	2026	2025	Change
Number of employees	9,901	9,097	9%
Compensation and benefits expense for the three months ended March 31, 2026 increased by $63.2 million compared to 2025, primarily due to an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three months ended March 31, 2026 increased by $62.8 million compared to 2025, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention as well as training and education.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three months ended March 31, 2026 increased by $41.3 million compared to 2025, primarily due to increased expense related to software licenses and our technology portfolio.

Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three months ended March 31, 2026 increased by $13.4 million compared to 2025, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, Term Loan A (“Term Loan A”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three months ended March 31, 2026 increased by $14.4 million compared to 2025, primarily as a result of the issuance of $1.25 billion and $1.5 billion of senior unsecured notes in February 2025 and April 2025, respectively. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three months ended March 31, 2026 increased by $23.7 million compared to 2025, primarily due to additional intangible assets acquired during the period.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three months ended March 31, 2026 increased by $11.3 million compared to 2025, primarily due to an increase in clearing charges.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three months ended March 31, 2026 increased by $14.1 million compared to 2025, primarily due to technology enhancement projects and acquisition-related support.
Other Expense
Other expense includes licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), and other miscellaneous expenses. Other expense for the three months ended March 31, 2026 increased by $15.7 million compared to 2025, primarily due to increases in licensing fees, travel and events.
Provision for Income Taxes
Our effective income tax rate was 26.5% and 23.6% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The increase in our effective tax rate for the three months ended March 31, 2026 was primarily driven by lower share-based compensation tax benefits as compared to the prior year.

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

Liquidity
Our liquidity needs are primarily driven by capital requirements at LPL Financial, interest due on our corporate debt and other capital returns to stockholders. Our liquidity needs at LPL Financial are driven primarily by the level and volatility of our client activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. We believe that based on current levels of cash flows from operations and anticipated growth, together with available cash balances and external liquidity sources, including continued access to the equity and investment-grade debt markets, we have adequate liquidity to satisfy our short-term and long-term working capital needs, meet all of our obligations, and fund anticipated capital expenditures. The Company maintains ongoing access to the debt markets supported by our investment-grade credit profile, and we also have meaningful liquidity available at the parent level, which can be utilized to support funding needs across the organization as required.
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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the three months ended March 31, 2026 and 2025, LPL Financial paid dividends of $210.0 million and $150.0 million to the Parent, respectively.
We believe Corporate Cash, a component of cash and equivalents, is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to maintain pursuant to the Credit Agreement. Corporate Cash is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Credit Agreement, which include LPL Financial, LPL Enterprise, The Private Trust Company, N.A. (“PTC”), and CES, in excess of the capital requirements of the Credit Agreement and (3) cash and equivalents held at non-regulated subsidiaries.
The following table presents the components of Corporate Cash (in thousands):

	March 31, 2026	December 31, 2025
Cash and equivalents	$1,024,459	$1,037,378
Cash at regulated subsidiaries	(873,123)	(925,356)
Excess cash at regulated subsidiaries per the Credit Agreement	416,002	357,693
Corporate Cash	$567,338	$469,715

Corporate Cash
Cash at the Parent	$24,107	$19,368
Excess cash at regulated subsidiaries per the Credit Agreement	416,002	357,693
Cash at non-regulated subsidiaries	127,229	92,654
Corporate Cash	$567,338	$469,715
Corporate Cash is monitored as part of our liquidity risk management strategy. Corporate Cash increased by $97.6 million during the three months ended March 31, 2026 as we continue our normal course of operations and reinvestments into the business.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of March 31, 2026, the earliest principal maturity date for our corporate debt with outstanding balances is in 2027 and our revolving credit facilities and uncommitted lines of credit mature between 2026 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. As of March 31, 2026, the Company had $630.0 million remaining under our existing repurchase program. We had previously paused share repurchases in anticipation of the Commonwealth acquisition; however, have resumed share repurchases in April 2026. We estimate that we will complete share repurchases of approximately $125 million during the second quarter of 2026 and have repurchased 214,652 of our outstanding shares for a total of $67.7 million between April 1, 2026 and May 1, 2026. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity

LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at March 31, 2026, as well as two additional lines of credit with unspecified limits. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at March 31, 2026 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,249
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2026
LPL Financial LLC
Net capital	$373,953
Less: required net capital	24,013
Excess net capital	$349,940
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
Our other regulated subsidiaries, including LPL Enterprise, Commonwealth’s introducing broker-dealer subsidiary, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on these subsidiaries’ operations. As of March 31, 2026, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
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

The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Three Months Ended March 31,
Combined Summarized Statements of Income	2026
Revenues(1)	$(30,240)
Revenues from non-guarantor subsidiaries	4,661
Advisory and commission expense(1)	(25,410)
Interest expense on borrowings	99,420
Expenses from non-guarantor subsidiaries	4,955
Loss before provision for income taxes	(130,198)
Net loss	(95,999)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	March 31, 2026	December 31, 2025
Cash and equivalents	$24,107	$19,368
Other receivables, net	4,434	3,090
Property and equipment, net	180,074	177,136
Goodwill	1,265,793	1,251,908
Other intangibles, net	44,084	39,819
Receivables from non-guarantor subsidiaries	89,480	105,657
Other assets	1,495,624	1,525,640
Corporate debt and other borrowings, net	7,182,102	7,258,694
Accounts payable and accrued liabilities	112,790	83,637
Payables to non-guarantor subsidiaries	99,623	85,228
Other liabilities	1,571,152	1,568,879
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

As of March 31, 2026, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	March 31, 2026
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.86
Interest Coverage (Minimum)	3.0	8.88
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
Contractual Obligations
During the three months ended March 31, 2026, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2025 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K, for further detail.
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
Additionally, this framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage risk at appropriate levels throughout the Company and within various departments. We have established advisor-facing and internal written policies and procedures that govern the conduct of our advisors and employees. Our advisor-facing policies are specifically designed to provide guidelines and procedures that ensure advisors adhere to regulatory requirements and maintain ethical standards in their professional conduct while our internal policies cover a wide range of topics designed to promote compliance, consistency, risk management, and culture and values across the Company. Please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” and the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K for more information about our risks, our risk management policies and procedures, the potential related effects on our operations, and our ERM framework.
Operational Risk
Operational risk refers to the risk of loss resulting from inadequate or failed processes and/or systems as a result of external events and is inherent in all Company activities. Please consult the “Risk Management” section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K for more information about the operational risks that we face.

Regulatory and Compliance Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2025 Annual Report on Form 10-K. In recent years, and during the periods presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, the U.S. Department of Labor and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2025 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE
Advisory	$2,615,047	$1,689,245
Commission:
Sales-based	705,415	610,038
Trailing	486,619	437,719
Total commission	1,192,034	1,047,757
Asset-based:
Client cash	445,325	392,031
Other asset-based	375,480	303,210
Total asset-based	820,805	695,241
Service and fee	210,984	145,199
Transaction	80,542	67,864
Interest income, net	45,180	43,851
Other	(26,158)	(19,150)
Total revenue	4,938,434	3,670,007
EXPENSE
Advisory and commission	3,291,209	2,353,925
Compensation and benefits	368,740	305,546
Promotional	208,400	145,645
Occupancy and equipment	118,523	77,240
Depreciation and amortization	105,751	92,356
Interest expense on borrowings	100,292	85,862
Amortization of other intangibles	67,230	43,521
Brokerage, clearing and exchange	55,475	44,138
Professional services	50,381	36,326
Communications and data processing	23,467	19,506
Other	64,382	48,689
Total expense	4,453,850	3,252,754
INCOME BEFORE PROVISION FOR INCOME TAXES	484,584	417,253
PROVISION FOR INCOME TAXES	128,180	98,680
NET INCOME	$356,404	$318,573

Earnings per share, basic	$4.45	$4.27
Earnings per share, diluted	$4.43	$4.24
Weighted-average shares outstanding, basic	80,113	74,600
Weighted-average shares outstanding, diluted	80,446	75,112
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2026	December 31, 2025
Cash and equivalents	$1,024,459	$1,037,378
Cash and equivalents segregated under federal or other regulations	1,655,723	1,792,064
Restricted cash	225,765	225,298
Receivables from clients, net	866,500	803,206
Receivables from brokers, dealers and clearing organizations	100,003	70,897
Advisor loans, net	3,741,085	3,681,512
Other receivables, net	1,359,790	1,203,539
Investment securities	100,322	91,528
Property and equipment, net	1,467,569	1,409,376
Goodwill	2,659,170	2,644,723
Other intangibles, net	3,413,946	3,330,788
Other assets	2,220,909	2,202,444
Total assets	$18,835,241	$18,492,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,116,992	$2,308,275
Payables to brokers, dealers and clearing organizations	307,677	150,520
Accrued advisory and commission expenses payable	370,174	361,623
Corporate debt and other borrowings, net	7,182,102	7,258,694
Accounts payable and accrued liabilities	744,928	821,641
Other liabilities	2,427,666	2,247,515
Total liabilities	13,149,539	13,148,268

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 136,811,280 and 136,637,544 shares issued at March 31, 2026 and December 31, 2025, respectively	137	136
Additional paid-in capital	3,870,612	3,843,017
	(4,352,434)	(4,333,725)
Treasury stock, at cost — 56,622,578 and 56,576,672 shares at March 31, 2026 and December 31, 2025, respectively	6,167,387	5,835,057
Total stockholders’ equity	5,685,702	5,344,485
Total liabilities and stockholders’ equity	$18,835,241	$18,492,753

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	318,573	318,573
Issuance of common stock to settle restricted stock units	212	—	—	83	(29,526)	—	(29,526)
Treasury stock purchases	—	—	—	289	(100,244)	—	(100,244)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(22,392)	(22,392)
Stock option exercises and other	68	—	3,639	(15)	510	3,373	7,522
Share-based compensation	—	—	19,248	—	—	—	19,248
BALANCE — March 31, 2025	131,195	$131	$2,089,155	56,611	$(4,331,582)	$5,366,079	$3,123,783

	Three Months Ended March 31, 2026
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2025	136,638	$136	$3,843,017	56,577	$(4,333,725)	$5,835,057	$5,344,485
Net income	—	—	—	—	—	356,404	356,404
Issuance of common stock to settle restricted stock units	162	—	—	60	(19,210)	—	(19,210)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(24,055)	(24,055)
Stock option exercises and other	11	1	4,536	(14)	501	(19)	5,019
Share-based compensation	—	—	23,059	—	—	—	23,059
BALANCE — March 31, 2026	136,811	$137	$3,870,612	56,623	$(4,352,434)	$6,167,387	$5,685,702

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356,404	$318,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,751	92,356
Amortization of other intangibles	67,230	43,521
Amortization of debt issuance costs	3,487	7,873
Share-based compensation	23,059	19,248
Provision for credit losses	8,504	(749)
Deferred benefit for income taxes	(21,915)	(72)
Change in estimated fair value of contingent consideration	7,523	6,594
Loan forgiveness	138,566	89,677
Other	3,148	2,543
Changes in operating assets and liabilities:
Receivables from clients, net	(63,051)	20,964
Receivables from brokers, dealers and clearing organizations	(29,106)	(35,704)
Advisor loans, net	(206,538)	(279,497)
Other receivables, net	(160,028)	(56,340)
Investment securities - trading	(10,016)	(80,960)
Other assets	(53,933)	(99,963)
Client payables	(191,283)	146,620
Payables to brokers, dealers and clearing organizations	157,157	122,807
Accrued advisory and commission expenses payable	8,551	(20,159)
Accounts payable and accrued liabilities	(72,593)	(106,819)
Other liabilities	223,684	148,757
Operating leases	(4,201)	540
Net cash provided by operating activities	290,400	339,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(165,763)	(119,468)
Acquisitions, net of cash acquired	(131,395)	(78,251)
Purchases of securities classified as held-to-maturity	(1,248)	(1,256)
Proceeds from maturities of securities classified as held-to-maturity	1,250	1,250
Purchases of other investments	(12,064)	—
Capitalized interest	(2,301)	(1,434)
Net cash used in investing activities	(311,521)	(199,159)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	295,000	69,000
Repayments of revolving credit facilities	(374,000)	(1,116,000)
Proceeds from senior unsecured notes	—	1,247,835
Payment of debt issuance costs	—	(18,817)
Payment of contingent consideration	(10,078)	(7,249)
Tax payments related to settlement of restricted stock units	(19,210)	(29,526)
Repurchase of common stock	—	(100,244)
Dividends on common stock	(24,055)	(22,392)
Proceeds from stock option exercises and other	5,019	7,522
Principal payment of financing obligation	(348)	—
Principal payment of finance leases and obligations	—	(156)
Net cash (used in) provided by financing activities	(127,672)	29,973
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(148,793)	170,624
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	3,054,740	2,684,052
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,905,947	$2,854,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$72,294	$53,561
Income taxes paid	$12,261	$8,992
Cash paid for amounts included in the measurement of operating lease liabilities	$9,519	$8,263
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$158
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$40,840	$35,127
Lease assets obtained in exchange for operating lease liabilities	$32,423	$25,058
Prefunded acquisition	$—	$70,202
Contingent consideration and other liabilities recognized at acquisition date	$16,755	$129

	March 31,
	2026	2025
Cash and equivalents	$1,024,459	$1,229,181
Cash and equivalents segregated under federal or other regulations	1,655,723	1,513,037
Restricted cash	225,765	112,458
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,905,947	$2,854,676
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
The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
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
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the three months ended March 31, 2026 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2026	2025
Commission revenue
Annuities	$690,577	$615,594
Mutual funds	266,056	233,895
Fixed income	85,323	61,553
Equities	57,540	49,074
Other	92,538	87,641
Total commission revenue	$1,192,034	$1,047,757
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2026	2025
Commission revenue
Sales-based
Annuities	$424,221	$365,767
Fixed income	85,323	61,553
Mutual funds	58,011	55,607
Equities	57,540	49,074
Other	80,320	78,037
Total sales-based revenue	$705,415	$610,038
Trailing
Annuities	$266,356	$249,827
Mutual funds	208,045	178,288
Other	12,218	9,604
Total trailing revenue	$486,619	$437,719
Total commission revenue	$1,192,034	$1,047,757
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset-based revenue
Client cash	$445,325	$392,031
Sponsorship programs	223,649	170,538
Recordkeeping	151,831	132,672
Total asset-based revenue	$820,805	$695,241

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2026	2025
Service and fee revenue
Over time(1)	$158,771	$109,758
Point-in-time(2)	52,213	35,441
Total service and fee revenue	$210,984	$145,199
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as brokerage account maintenance fees, error and omission insurance fees, and IRA custodian fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as registration fees, account fees, and IRA termination fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $265.0 million as of December 31, 2025 to $324.1 million as of March 31, 2026. The increase in unearned revenue for the three months ended March 31, 2026 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $264.1 million of revenue recognized during the three months ended March 31, 2026 that was included in the unearned revenue balance as of December 31, 2025.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Acquisitions Completed in the Current Period
During the three months ended March 31, 2026, the Company completed eight acquisitions, two of which have been accounted for as business combinations and six of which have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for two acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $82.9 million, which included $66.1 million of cash, and liabilities of $16.8 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the years following the closing. This contingent consideration may be settled for amounts of up to $50.5 million in the years following the closing. At March 31, 2026, the purchase accounting analysis is still ongoing and may result in changes to the value of intangibles assets and liabilities recorded. The Company had provisionally allocated $22.0 million of the consideration to client relationships, which were assigned useful lives of 14 years, $46.5 million to advisor relationships, which were assigned useful lives of 15 years, and $14.4 million to goodwill.
Asset Acquisitions
The Company accounted for six other acquisitions as asset acquisitions. These transactions included total initial consideration of $46.1 million, including $40.8 million which was allocated to client relationships and $5.3 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years and 15 years, respectively, and the related transactions include potential contingent payments of up to $21.5 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. Additionally, the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Company recognized customer relationships of $22.8 million relating to cash paid for contingent consideration payments for asset acquisitions completed in prior periods for which the contingent period had ended in the current year. These customer relationships will be amortized over the remaining useful life of the asset that was initially recorded. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
Acquisitions Completed in Prior Periods
During the year ended December 31, 2025, the Company completed 34 acquisitions, six of which have been accounted for as business combinations and 28 of which were accounted for as asset acquisitions.
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
(2)The post-combination expenses were paid at the closing and primarily included $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment in the condensed consolidated financial statements in the three months ended September 30, 2025.

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
____________________
(1)The purchase accounting analysis is ongoing and may result in changes to consideration based on working capital and other adjustments and the value of certain assets acquired and liabilities recorded.

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

Acquisition related costs incurred as part of the Commonwealth acquisition during the three months ended March 31, 2026 were $13.3 million and primarily comprised amounts related to professional services, which were included in the Company's condensed consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents unaudited pro forma results as if the acquisition of Commonwealth had occurred on January 1, 2024 (dollars in thousands):

LPL Financial and Commonwealth Pro Forma Combined Financial Information (unaudited)	Three Months Ended March 31, 2025
Total revenue	$4,078,142
Net income	$233,961

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

The Company financed this transaction through a combination of Corporate Cash, proceeds from the debt and equity issuances completed in April 2025, and borrowings under LPL Holdings, Inc.’s revolving credit facility. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 11 - Stockholders’ Equity for additional information.
Acquisition of The Investment Center, Inc. (“The Investment Center”)
On March 4, 2025, the Company acquired The Investment Center for total consideration of $72.6 million, which included $72.2 million of cash and liabilities of $0.4 million for contingent consideration. The Company was introduced to The Investment Center as part of the acquisition of Atria Wealth Solutions, Inc. (“Atria”), and the cash consideration was prefunded in 2024 in conjunction with the close of the Atria acquisition. The Company subsequently transitioned The Investment Center’s brokerage and advisory assets to the Company’s platform. The transaction also includes potential contingent consideration of up to $10.4 million based on revenue growth in the years following the acquisition. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Acquisition related costs incurred during the year ended December 31, 2025 were $6.0 million, primarily related to costs which were classified as compensation and benefits expenses and promotional expenses in the Company's consolidated statements of income. The Company recorded purchase accounting adjustments during the year ended December 31, 2025 which resulted in a $2.0 million increase in cash consideration, a $6.1 million decrease in other liabilities, a $0.4 million decrease in advisor relationships, and a $3.7 million decrease in goodwill. As of December 31, 2025, the Company had allocated $43.5 million and $29.1 million of the consideration to advisor relationships and goodwill, respectively. The advisor relationships were assigned a useful life of 16 years. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
Other Business Combinations
The Company accounted for four acquisitions under the acquisition method of accounting for business combinations during the year ended December 31, 2025. Total consideration for these transactions was $75.2 million, which included $58.3 million of cash, and liabilities of $15.2 million for contingent consideration which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset or revenue growth metrics are achieved in the years following the closing. This contingent consideration may be settled for amounts of up to $46.9 million in the years following the closing. The Company allocated $63.3 million of the consideration to client relationships and $0.3 million to advisor relationships, which were assigned useful lives of 14 years to 15 years, and $11.6 million to goodwill.
Asset Acquisitions
The Company accounted for 28 other acquisitions as asset acquisitions during the year ended December 31, 2025. These transactions included total initial consideration of $227.9 million, including $222.4 million which was allocated to client relationships and $5.5 million which was allocated to advisor relationships. These transactions include potential contingent payments of up to $158.1 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2026 or 2025.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2026 and December 31, 2025, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2026 and December 31, 2025, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2026 and December 31, 2025, the Company did not adjust prices received from the independent third-party pricing services.
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
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
March 31, 2026	Type	Valuation Techniques	Unobservable Inputs	Range
$113,760	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	1.6%	-	17.5%
			Discount Rate	11.0%	-	14.3%
			Equivalency Rate(1)	4.6%	-	4.6%
20,517	Contingent Consideration	Contractually Determined(2)	Actual Performance(2)	n/m(2)	-	n/m(2)
$134,277
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.
(2)As of March 31, 2026 the fair value of certain contingent consideration obligations are based on actual results as determined by and calculated in accordance with the underlying contractual terms and therefore a range is not meaningful. Prior to the resolution of the uncertainty, these obligations were measured using either a Monte-Carlo Simulation model or a Probability Weighted Expected Return method.

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
$124,038
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.
The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance - Beginning of period	$124,038	$196,898
Additions and purchase accounting adjustments	16,755	129
Payments	(14,039)	(42,249)
Fair value adjustments	7,523	6,594
Balance - End of period	$134,277	$161,372

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$104,892	$—	$—	$104,892
Cash equivalents segregated under federal or other regulations	796,515	—	—	796,515
Restricted cash	127,227	—	—	127,227
Investment securities — trading:
Mutual funds	42,417	—	—	42,417
U.S. treasury obligations	39,683	—	—	39,683
Equity securities	2,157	—	—	2,157
Debt securities	—	605	—	605
Total investment securities — trading	84,257	605	—	84,862
Other assets:
Deferred compensation plan	1,086,120	—	—	1,086,120
Fractional shares — investment(1)	370,121	—	—	370,121
Other investments	—	1,810	—	1,810
Total other assets:	1,456,241	1,810	—	1,458,051
Total assets at fair value	$2,569,132	$2,415	$—	$2,571,547
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$94	$—	$—	$94
Total securities sold, but not yet purchased	94	—	—	94
Fractional shares — repurchase obligation(1)	370,121	—	—	370,121
Contingent consideration	—	—	134,277	134,277
Total other liabilities	370,215	—	134,277	504,492
Total liabilities at fair value	$370,215	$—	$134,277	$504,492
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s dividend reinvestment program (“DRIP”).

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$104,377	$—	$—	$104,377
Cash equivalents segregated under federal or other regulations	821,334	—	—	821,334
Restricted cash	127,585	—	—	127,585
Investment securities — trading:
U.S. treasury obligations	40,029	—	—	40,029
Mutual funds	33,559	—	—	33,559
Equity securities	2,505	—	—	2,505
Debt securities	—	15	—	15
Total investment securities — trading	76,093	15	—	76,108
Other assets:
Deferred compensation plan	1,097,514	—	—	1,097,514
Fractional shares — investment(1)	371,683	—	—	371,683
Other investments	—	2,423	—	2,423
Total other assets	1,469,197	2,423	—	1,471,620
Total assets at fair value	$2,598,586	$2,438	$—	$2,601,024
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$174	$—	$—	$174
Total securities sold, but not yet purchased	174	—	—	174
Fractional shares — repurchase obligation(1)	371,683	—	—	371,683
Contingent consideration	—	—	124,038	124,038
Total other liabilities	371,857	—	124,038	495,895
Total liabilities at fair value	$371,857	$—	$124,038	$495,895
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

March 31, 2026	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$919,567	$919,567	$—	$—	$919,567
Cash segregated under federal or other regulations	859,208	859,208	—	—	859,208
Restricted cash	98,538	98,538	—	—	98,538
Receivables from clients, net	866,500	—	866,500	—	866,500
Receivables from brokers, dealers and clearing organizations	100,003	—	100,003	—	100,003
Advisor repayable loans, net(1)	387,545	—	—	328,975	328,975
Other receivables, net	1,359,790	—	1,359,790	—	1,359,790
Investment securities — held-to-maturity securities	15,460	—	15,477	—	15,477
Other assets:
Securities borrowed	853	—	853	—	853
Deferred compensation plan(2)	11,838	11,838	—	—	11,838
Other investments(3)	7,632	—	7,632	—	7,632
Total other assets	20,323	11,838	8,485	—	20,323
Liabilities
Client payables	$2,116,992	$—	$2,116,992	$—	$2,116,992
Payables to brokers, dealers and clearing organizations	307,677	—	307,677	—	307,677
Corporate debt and other borrowings, net	7,182,102	—	7,226,449	—	7,226,449

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$933,001	$933,001	$—	$—	$933,001
Cash segregated under federal or other regulations	970,730	970,730	—	—	970,730
Restricted cash	97,713	97,713	—	—	97,713
Receivables from clients, net	803,206	—	803,206	—	803,206
Receivables from brokers, dealers and clearing organizations	70,897	—	70,897	—	70,897
Advisor repayable loans, net(1)	406,793	—	—	335,050	335,050
Other receivables, net	1,203,539	—	1,203,539	—	1,203,539
Investment securities - held-to-maturity securities	15,420	—	15,520	—	15,520
Other assets:
Deferred compensation plan(2)	10,038	10,038	—	—	10,038
Securities borrowed	1,789	—	1,789	—	1,789
Other investments(3)	7,874	—	7,874	—	7,874
Total other assets	19,701	10,038	9,663	—	19,701
Liabilities
Client payables	$2,308,275	$—	$2,308,275	$—	$2,308,275
Payables to brokers, dealers and clearing organizations	150,520	—	150,520	—	150,520
Corporate debt and other borrowings, net	7,258,694	—	7,420,447	—	7,420,447
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

The following table summarizes investment securities (in thousands):

	March 31, 2026	December 31, 2025
Trading securities — at fair value:
Mutual funds	$42,417	$33,559
U.S. treasury obligations	39,683	40,029
Equity securities	2,157	2,505
Debt securities	605	15
Total trading securities	$84,862	$76,108
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,460	$15,420
Total held-to-maturity securities	$15,460	$15,420
Total investment securities	$100,322	$91,528

At March 31, 2026, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,422	$10,038	$—	$—	$15,460
U.S. government notes — at fair value	$5,439	$10,038	$—	$—	$15,477
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2024	$2,172,873
Goodwill acquired	497,885
Purchase accounting adjustments	(26,035)
Balance at December 31, 2025	2,644,723
Goodwill acquired	14,447
Balance at March 31, 2026	$2,659,170
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at March 31, 2026 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.4	$3,402,483	$(905,751)	$2,496,732
Client relationships	12.2	1,008,480	(162,411)	846,069
Trade name	15.3	26,000	(1,083)	24,917
Technology	2.8	20,930	(15,884)	5,046
Product sponsor relationships	1.0	234,086	(232,723)	1,363
Total definite-lived intangible assets, net		$4,691,979	$(1,317,852)	$3,374,127
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,413,946
_______________________________
(1)During the three months ended March 31, 2026, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2025 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.6	$3,350,706	$(859,100)	$2,491,606
Client relationships	12.3	909,868	(143,039)	766,829
Trade name	15.6	26,000	(677)	25,323
Technology	3.0	20,930	(15,443)	5,487
Product sponsor relationships	1.2	234,086	(232,362)	1,724
Total definite-lived intangibles, net		$4,541,590	$(1,250,621)	$3,290,969
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,330,788
_______________________________
(1)    During the year ended December 31, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $67.2 million and $43.5 million for the three months ended March 31, 2026 and 2025, respectively. Future amortization is estimated as follows (in thousands):

2026 - remainder	$203,636
2027	267,653
2028	265,956
2029	259,115
2030	257,120
Thereafter	2,120,647
Total	$3,374,127

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Other assets:
Deferred compensation	$1,097,958	$1,107,552
Prepaid assets	264,443	240,010
Fractional shares — investment	370,121	371,683
Deferred tax assets, net	100,137	78,222
Operating lease assets	196,423	173,544
Referral fee	109,925	106,038
Income tax receivables	949	53,245
Debt issuance costs, net	9,745	10,824
Other	71,208	61,326
Total other assets	$2,220,909	$2,202,444

Other liabilities:
Deferred compensation	$1,089,894	$1,100,018
Unearned revenue	324,119	265,024
Fractional shares — repurchase obligation	370,121	371,683
Operating lease liabilities	231,068	203,970
Financing obligation liabilities	108,085	108,433
Taxes payable	163,248	69,348
Contingent consideration	134,277	124,038
Other	6,854	5,001
Total other liabilities	$2,427,666	$2,247,515

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	March 31, 2026			December 31, 2025
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+125 bps	4.925%	$1,020,000	SOFR+125 bps	4.984%	12/5/2028
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	500,000	Fixed Rate	4.900%	500,000	Fixed Rate	4.900%	4/3/2028
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	750,000	Fixed Rate	5.200%	3/15/2030
2030 Senior Notes(1)	500,000	Fixed Rate	5.150%	500,000	Fixed Rate	5.150%	6/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	500,000	Fixed Rate	5.650%	3/15/2035
2035 Senior Notes(1)	500,000	Fixed Rate	5.750%	500,000	Fixed Rate	5.750%	6/15/2035
Total Corporate Debt	7,220,000			7,220,000
Less: Unamortized Debt Issuance Cost	(37,898)			(40,306)
Corporate debt, net	$7,182,102			$7,179,694
Other Borrowings
Revolving Credit Facility	—	ABR+37.5 bps / SOFR+147.5 bps	5.140%	79,000	ABR+37.5 bps / SOFR+147.5 bps	5.634%	5/20/2029
Total other borrowings	$—			$79,000
Corporate Debt and Other Borrowings, Net	$7,182,102			$7,258,694
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at March 31, 2026 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$—	$2,249
Broker-dealer revolving credit facility	LPL Financial LLC	May 2026	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Extension of Term Loan A Facility
On November 21, 2025, LPLH refinanced its existing $1.0 billion Term Loan A facility extending its maturity to December 5, 2028. Additionally, the Company's borrowing rate applicable to the Term Loan A decreased by 0.125% at all pricing levels.
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
Credit Agreement and Parent Revolving Credit Facility
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2026, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Broker-Dealer Revolving Credit Facility
On May 19, 2025, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2026. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.3 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2026.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of March 31, 2026. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at March 31, 2026 or December 31, 2025.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at March 31, 2026 or December 31, 2025.
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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance — January 1	$101,551	$79,637
Losses incurred	9,476	9,637
Losses paid	(4,637)	(5,531)
Ending balance — March 31	$106,390	$83,743
Other Commitments
As of March 31, 2026, the Company had approximately $753.4 million of client margin loans that were collateralized with securities having a fair value of approximately $1.1 billion that LPL Financial can repledge, loan or sell. Of these securities, approximately $399.7 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2026, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $655.1 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $14.8 million and $15.0 million of trading securities pledged to the Options Clearing Corporation at March 31, 2026 and December 31, 2025, respectively, and $24.7 million and $25.0 million of trading securities pledged to the National Securities Clearing Corporation at March 31, 2026 and December 31, 2025, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2026		2025
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$24.1	$0.30	$22.4
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
As of March 31, 2026, the Company had $630.0 million remaining under the existing share repurchase program. There were no share repurchases during the three months ended March 31, 2026. The Company subsequently resumed share repurchases in the second quarter of 2026 and has repurchased 214,652 outstanding shares for a total of $67.7 million from April 1, 2026 through May 1, 2026. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 10,704,644 shares remaining available for future issuance at March 31, 2026.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the three months ended March 31, 2026:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2025	1,204	$372.50	635,087		$290.26
Granted	—	$—	281,338		$327.13
Vested	—	$—	(163,212)		$296.46
Forfeited	—	$—	(10,842)		$317.42
Outstanding — March 31, 2026	1,204	$372.50	742,371	(1)	$302.47
Expected to vest — March 31, 2026	1,204	$372.50	557,269		$333.72
_______________________________
(1)    Includes 97,607 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $19.4 million and $15.8 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total unrecognized compensation cost for restricted stock awards and stock units was $168.7 million, which is expected to be recognized over a weighted-average remaining period of 2.3 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.8 million and $0.9 million related to the vesting of these awards during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $6.4 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

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

	Three Months Ended March 31,
	2026	2025
Net income	$356,404	$318,573

Basic weighted-average number of shares outstanding	80,113	74,600
Dilutive common share equivalents	333	512
Diluted weighted-average number of shares outstanding	80,446	75,112

Basic earnings per share	$4.45	$4.27
Diluted earnings per share	$4.43	$4.24
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended March 31, 2026 and 2025, stock options, warrants and stock units representing common share equivalents of 150,084 shares and 91,122 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

March 31, 2026
LPL Financial LLC
Net capital	$373,953
Less: required net capital	24,013
Excess net capital	$349,940
The Company’s other regulated subsidiaries, including LPL Enterprise, CES, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of March 31, 2026, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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
The CODM regularly reviews pre-tax net income as presented on the Company’s condensed consolidated statements of income for purposes of assessing performance and making decisions about resource allocation. Expenses regularly reviewed by the CODM include those line items reported on the Company’s condensed consolidated statements of income, the most significant of which include advisory and commission, compensation and benefits, promotional and occupancy and equipment expenses.

NOTE 17 - SUBSEQUENT EVENTS

The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on June 4, 2026 to all stockholders of record on May 21, 2026.

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
As of March 31, 2026, the fair value of our trading securities was $84.9 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.5 billion as of March 31, 2026. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2026, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at March 31, 2026	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,020,000	$1,020	$2,550	$5,100	$10,200
____________________
(†) Our interest rate for our Term Loan A is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods, the rates will be locked in at the then current rate. The effects of these interest rate locks are not included in the table above.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three months ended March 31, 2026 or 2025. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

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

LPL Financial Holdings Inc.
Date:	May 4, 2026	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	May 4, 2026	By:	/s/ MATTHEW AUDETTE
Matthew Audette
President and Chief Financial Officer

Date:	May 4, 2026	By:	/s/ KATHARINE REEPING
Katharine Reeping
Chief Accounting Officer