Form 10-Q
period 2026-06-30
LPL Financial Holdings Inc.
filed 2026-08-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 30, 2026 was 78,742,290.

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

These forward-looking statements reflect the Company’s expectations and objectives as of August 3, 2026. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
LPL serves the financial advisor-mediated marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We support more than 32,000 financial advisors, and the wealth management practices of approximately 1,100 financial institutions, servicing and custodying approximately $2.6 trillion in brokerage and advisory assets. The firm provides a wide range of advisor affiliation models, investment solutions, fintech tools and practice management services, ensuring that advisors and institutions have the flexibility to choose the business model, services, and technology resources they need to run successful businesses.
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

Significant Events
Resumed share repurchases and approved additional share repurchase program
During the second quarter we resumed our share repurchase program, with $309.5 million repurchased during the second quarter and approximately $300 million of repurchases planned for the third quarter. From July 1, 2026 through July 30, 2026, the Company has repurchased 420,464 outstanding shares for a total of $134.3 million. On July 23, 2026, the Board authorized a new repurchase program that increases the amount available for repurchases of the Company’s issued and outstanding common shares by $2.5 billion.
Executive Summary
Financial Highlights
Results for the second quarter of 2026 included net income of $379.3 million, or $4.74 per diluted share, which compares to net income of $273.2 million, or $3.40 per diluted share, for the second quarter of 2025.
Asset Trends
Total advisory and brokerage assets served were $2.6 trillion at June 30, 2026, compared to $1.9 trillion at June 30, 2025. Total net new assets were $23.6 billion for the three months ended June 30, 2026, compared to $20.5 billion for the same period in 2025.
Net new advisory assets were $30.7 billion for the three months ended June 30, 2026, compared to $23.1 billion for the same period in 2025. Advisory assets were $1.5 trillion, or 60% of total advisory and brokerage assets served, at June 30, 2026, up 46% from $1.1 trillion at June 30, 2025.
Net new brokerage assets were an outflow of $7.1 billion for the three months ended June 30, 2026, compared to an outflow of $2.6 billion for the same period in 2025. Brokerage assets were $1.0 trillion at June 30, 2026, up 18% from $858.5 billion at June 30, 2025.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.6 billion for the three months ended June 30, 2026, an increase of 24% from $1.3 billion for the three months ended June 30, 2025. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended June 30, 2026, we paid stockholders cash dividends of $24.0 million and repurchased approximately 1.1 million of our outstanding shares for a total of $309.5 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Operating Metrics (dollars in billions)(1)	2026	2026	2025
Advisory and Brokerage Assets(2)
Advisory assets	$1,548.4	$1,390.4	$1,060.7
Brokerage assets	1,014.3	945.9	858.5
Total Advisory and Brokerage Assets	$2,562.7	$2,336.3	$1,919.2
Advisory as a % of total Advisory and Brokerage Assets	60.4%	59.5%	55.3%

Net New Assets(3)
Net new advisory assets	$30.7	$25.8	$23.1
Net new brokerage assets	(7.1)	(4.4)	(2.6)
Total Net New Assets	$23.6	$21.4	$20.5

Organic Net New Assets
Organic net new advisory assets	$30.2	$25.8	$23.1
Organic net new brokerage assets	(7.1)	(4.4)	(2.6)
Total Organic Net New Assets	$23.1	$21.4	$20.5

Organic advisory net new assets annualized growth(4)	8.7%	7.4%	9.5%
Total organic net new assets annualized growth(4)	4.0%	3.6%	4.6%

Client Cash Balances
Insured cash account sweep	$38.4	$39.8	$34.2
Deposit cash account sweep	15.6	15.9	10.8
Total Bank Sweep	54.1	55.7	44.9
Money market sweep	1.1	1.5	3.7
Total Client Cash Sweep Held by Third Parties	55.2	57.2	48.6
Client cash account	1.7	2.0	2.0
Total Client Cash Balances	$56.9	$59.1	$50.6
Client Cash Balances as a % of Total Assets	2.2%	2.5%	2.6%

Net buy (sell) activity(5)	$39.7	$43.2	$36.6

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Business and Financial Metrics (dollars in millions)	2026	2026	2025
Advisors	32,475	32,144	29,353
Average total assets per advisor(6)	$78.9	$72.7	$65.4

Share repurchases	$309.5	$—	$—
Dividends	$24.0	$24.1	$24.0
Leverage ratio(7)	1.91	1.86	1.23

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2026	2025	2026	2025
Total revenue	$5,186.6	$3,835.0	$10,125.1	$7,505.0
Net income	$379.3	$273.2	$735.7	$591.8
Earnings per share (“EPS”), diluted	$4.74	$3.40	$9.17	$7.61
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$5.84	$4.51	$11.45	$9.64
Gross profit(9)	$1,618.3	$1,304.3	$3,211.0	$2,576.9
Adjusted EBITDA(10)	$846.7	$688.3	$1,665.7	$1,370.7
Core G&A(11)	$519.3	$425.6	$1,051.3	$838.7
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

	June 30,	March 31,	June 30,
Credit Agreement Net Debt Reconciliation	2026	2026	2025
Corporate debt and other borrowings	$7,496.0	$7,220.0	$7,220.0
Corporate Cash(12)	(430.1)	(567.3)	(3,617.0)
Credit Agreement Net Debt(†)	$7,065.9	$6,652.7	$3,603.0

	June 30,	March 31,	June 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2026	2026	2025
Net income	$1,006.9	$900.9	$1,117.9
Interest expense on borrowings	413.7	417.8	341.3
Provision for income taxes	356.7	316.0	356.8
Depreciation and amortization	420.4	406.8	359.0
Amortization of other intangibles	285.1	260.3	164.7
EBITDA(†)	$2,482.7	$2,301.8	$2,339.6
Credit Agreement Adjustments:
Acquisition costs and other(13)	$766.9	$796.4	$269.6
Employee share-based compensation	83.0	79.8	84.2
M&A accretion(14)	359.9	394.6	222.2
Advisor share-based compensation	3.1	3.0	2.8
Loss on extinguishment of debt	—	—	4.0
Credit Agreement EBITDA(†)	$3,695.5	$3,575.6	$2,922.4

	June 30,	March 31,	June 30,
	2026	2026	2025
Leverage Ratio	1.91	1.86	1.23
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$379.3	$4.74	$273.2	$3.40	$735.7	$9.17	$591.8	$7.61
Amortization of other intangibles	70.9	0.89	46.1	0.57	138.1	1.72	89.6	1.15
Acquisition costs(15)	49.0	0.61	74.9	0.93	110.2	1.37	123.4	1.59
Tax benefit	(31.4)	(0.39)	(31.4)	(0.39)	(65.5)	(0.82)	(55.4)	(0.71)
Adjusted Net Income / Adjusted EPS(†)	$467.7	$5.84	$362.8	$4.51	$918.5	$11.45	$749.5	$9.64
Weighted-average shares outstanding, diluted	80.0		80.4		80.2		77.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2026	2025	2026	2025
Total revenue	$5,186.6	$3,835.0	$10,125.1	$7,505.0
Advisory and commission expense	3,507.2	2,483.2	6,798.4	4,837.1
Brokerage, clearing and exchange expense	52.0	43.3	107.5	87.4
Employee deferred compensation	9.2	4.3	8.2	3.6
Gross Profit(†)	$1,618.3	$1,304.3	$3,211.0	$2,576.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation	2026	2025	2026	2025
Net income	$379.3	$273.2	$735.7	$591.8
Interest expense on borrowings	101.5	105.6	201.8	191.5
Provision for income taxes	136.2	95.6	264.4	194.2
Depreciation and amortization	109.8	96.2	215.6	188.6
Amortization of other intangibles	70.9	46.1	138.1	89.6
EBITDA(†)	$797.7	$616.8	$1,555.6	$1,255.8
Acquisition costs excluding interest(15)	49.0	71.6	110.2	115.0
Adjusted EBITDA(†)	$846.7	$688.3	$1,665.7	$1,370.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
Core G&A Reconciliation	2026	2025	2026	2025
Total expense	$4,671.1	$3,466.2	$9,125.0	$6,719.0
Advisory and commission	(3,507.2)	(2,483.2)	(6,798.4)	(4,837.1)
Depreciation and amortization	(109.8)	(96.2)	(215.6)	(188.6)
Interest expense on borrowings	(101.5)	(105.6)	(201.8)	(191.5)
Brokerage, clearing and exchange	(52.0)	(43.3)	(107.5)	(87.4)
Amortization of other intangibles	(70.9)	(46.1)	(138.1)	(89.6)
Employee deferred compensation	(9.2)	(4.3)	(8.2)	(3.6)
Total G&A(†)	820.6	687.5	1,655.4	1,321.2
Promotional (ongoing)(16)	(79.1)	(74.2)	(155.0)	(144.3)
Transition assistance loan amortization(17)	(142.3)	(89.4)	(278.3)	(171.2)
Acquisition costs excluding interest(15)	(49.0)	(71.6)	(110.2)	(115.0)
Employee share-based compensation	(22.7)	(19.5)	(44.9)	(37.9)
Regulatory charges	(8.2)	(7.3)	(15.7)	(14.2)
Core G&A(†)	$519.3	$425.6	$1,051.3	$838.7

_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash. Corporate Cash at June 30, 2025 also includes certain of Atria's introducing broker-dealer subsidiaries.
(13)Acquisition costs and other for the twelve months ending June 30, 2026 and March 31, 2026 primarily include costs related to acquisitions and the integration of the strategic relationship with Prudential Financial, Inc. Acquisition costs and other for the twelve months ending June 30, 2025 includes a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer, and an $18.0 million regulatory charge related to a penalty proposed by the SEC as part of its civil investigation of the Company’s compliance with certain elements of the Company’s anti-money laundering compliance program.
(14)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition. The increase in M&A accretion for the twelve months ending June 30, 2026 and March 31, 2026 as compared to the twelve months ending June 30, 2025 was primarily related to the impact of acquisitions.
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition costs	2026	2025	2026	2025
Compensation and benefits	$20.2	$16.1	$42.7	$33.5
Promotional(16)	12.0	35.2	25.4	43.7
Professional services	10.9	11.1	22.5	17.2
Change in fair value of contingent consideration	(2.8)	0.3	4.7	6.9
Other	8.6	8.9	14.8	13.7
Acquisition costs excluding interest(†)	$49.0	$71.6	$110.2	$115.0
Interest	—	3.3	—	8.5
Acquisition costs(†)	$49.0	$74.9	$110.2	$123.4
_______________________________
(†)    Totals may not foot due to rounding.
(16)Promotional (ongoing) for the three and six months ended June 30, 2026 includes $13.5 million and $30.4 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income compared to $21.2 million and $36.0 million for the same periods in 2025. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
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
Our accruals, including those established through our captive insurance subsidiary at June 30, 2026, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. The equity markets rose during the second quarter of 2026, with the S&P 500 index rising 15.2% and Russell 2000 rising 21.2%.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the second quarter of 2026, Fed policymakers maintained the target federal funds rate with a range of 3.50% to 3.75%. To the extent they pursue faster easing in monetary policy, the Federal Open Market Committee members will continue to take into account the evolving economic outlook and balance of risks.

Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
REVENUE
Advisory	$2,632,405	$1,717,738	53%	$5,247,452	$3,406,983	54%
Commission:
Sales-based	728,155	619,792	17%	1,433,570	1,229,830	17%
Trailing	503,918	418,295	20%	990,537	856,014	16%
Total commission	1,232,073	1,038,087	19%	2,424,107	2,085,844	16%
Asset-based:
Client cash	443,501	397,332	12%	888,826	789,363	13%
Other asset-based	391,643	305,015	28%	767,123	608,225	26%
Total asset-based	835,144	702,347	19%	1,655,949	1,397,588	18%
Service and fee	208,879	151,839	38%	419,863	297,038	41%
Transaction	83,216	60,541	37%	163,758	128,405	28%
Interest income, net	46,527	76,941	(40%)	91,707	120,792	(24%)
Other	148,379	87,532	70%	122,221	68,382	79%
Total revenue	5,186,623	3,835,025	35%	10,125,057	7,505,032	35%
EXPENSE
Advisory and commission	3,507,164	2,483,165	41%	6,798,373	4,837,090	41%
Compensation and benefits	355,612	319,100	11%	724,352	624,646	16%
Promotional	220,030	177,552	24%	428,430	323,197	33%
Occupancy and equipment	125,542	81,443	54%	244,065	158,683	54%
Depreciation and amortization	109,805	96,231	14%	215,556	188,587	14%
Interest expense on borrowings	101,502	105,636	(4%)	201,794	191,498	5%
Amortization of other intangibles	70,886	46,103	54%	138,116	89,624	54%
Brokerage, clearing and exchange	52,018	43,290	20%	107,493	87,428	23%
Professional services	50,757	41,092	24%	101,138	77,418	31%
Communications and data processing	26,200	21,417	22%	49,667	40,923	21%
Other	51,603	51,192	1%	115,985	99,881	16%
Total expense	4,671,119	3,466,221	35%	9,124,969	6,718,975	36%
INCOME BEFORE PROVISION FOR INCOME TAXES	515,504	368,804	40%	1,000,088	786,057	27%
PROVISION FOR INCOME TAXES	136,243	95,555	43%	264,423	194,235	36%
NET INCOME	$379,261	$273,249	39%	$735,665	$591,822	24%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate registered investment adviser (“RIA”) advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the six months ended June 30, 2026.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	June 30,
	2026	2025	$ Change	% Change
Corporate advisory assets	$1,190.8	$766.4	$424.4	55%
Independent RIA advisory assets	357.6	294.3	63.3	22%
Total advisory assets	$1,548.4	$1,060.7	$487.7	46%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance - Beginning of period	$1,390.4	$977.4	$1,392.7	$957.0
Net new advisory assets(1)	30.7	23.1	56.5	60.7
Market impact(2)	127.3	60.2	99.2	43.0
Balance - End of period	$1,548.4	$1,060.7	$1,548.4	$1,060.7
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
Advisory revenue increased during the three and six months ended June 30, 2026 as compared to the same periods in 2025 due primarily to an increase in advisory asset balances and the acquisition of Commonwealth.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales-based	$728,155	$619,792	$108,363	17%	$1,433,570	$1,229,830	$203,740	17%
Trailing	503,918	418,295	85,623	20%	990,537	856,014	134,523	16%
Total commission revenue	$1,232,073	$1,038,087	$193,986	19%	$2,424,107	$2,085,844	$338,263	16%
The increase in sales-based commission revenue for the three and six months ended June 30, 2026 compared to 2025 was primarily driven by an increase in sales of annuities. The increase in trailing commission revenue for the three and six months ended June 30, 2026 compared to 2025 was primarily due to continued growth in trail earning assets held by customers and the acquisition of Commonwealth.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance - Beginning of period	$945.9	$817.5	$977.9	$783.7
Net new brokerage assets(1)	(7.1)	(2.6)	(11.5)	38.6
Market impact(2)	75.5	43.6	47.9	36.2
Balance - End of period	$1,014.3	$858.5	$1,014.3	$858.5
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
Asset-based revenue for the three and six months ended June 30, 2026 increased by $132.8 million and $258.4 million, respectively, compared to the same periods in 2025 due to increases in client cash and other asset-based revenue. Other asset-based revenue for the three and six months ended June 30, 2026 increased compared to 2025 primarily due to increases in billable assets, recordkeeping and sponsorship program revenue. Client cash revenue for the three and six months ended June 30, 2026 increased compared to 2025 due to higher average client cash balances during the three and six months ended June 30, 2026 as compared to 2025. For the three months ended June 30, 2026, our average client cash balances increased to $53.9 billion compared to $49.1 billion for the same period in 2025. For the six months ended June 30, 2026, our average client cash balances increased to $54.7 billion compared to $49.9 billion for the same period in 2025.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and six months ended June 30, 2026 increased compared to 2025, primarily due to the brokerage account fees assessed on retirement and non-retirement clients.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and six months ended June 30, 2026 increased compared to 2025, primarily due to increases in the number of transactions and transaction charges for managed assets.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers. Other revenue increased for the three and six months ended June 30, 2026 as compared to 2025 primarily due to an increase in unrealized gains in our deferred compensation plan assets.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Payout rate	87.44%	87.33%	11 bps	87.33%	87.04%	29 bps
Our payout rate for the three and six months ended June 30, 2026 increased compared to 2025, primarily due to changes in the mix of brokerage products and advisory platforms.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth the number of employees for the periods presented:

	June 30,
	2026	2025	Change
Number of employees	10,081	9,389	7%
Compensation and benefits expense for the three and six months ended June 30, 2026 increased by $36.5 million and $99.7 million, respectively compared to 2025, primarily due to an increase in headcount.

Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and six months ended June 30, 2026 increased by $42.5 million and $105.2 million, respectively, compared to 2025, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance, retention, training and education, as well as increased legal expenses.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and six months ended June 30, 2026 increased by $44.1 million and $85.4 million, respectively, compared to 2025, primarily due to increased expense related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and six months ended June 30, 2026 increased by $13.6 million and $27.0 million, respectively, compared to 2025, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, Term Loan A (“Term Loan A”) and revolving credit facilities; amortization of debt issuance costs; and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three months ended June 30, 2026 decreased by $4.1 million as compared to 2025, primarily due to lower interest rates on our Term Loan A. Interest expense on borrowings increased by $10.3 million for the six months ended June 30, 2026 as compared to 2025, primarily as a result of the issuance of $1.25 billion and $1.5 billion of senior unsecured notes in February 2025 and April 2025, respectively. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for additional information.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three and six months ended June 30, 2026 increased by $24.8 million and $48.5 million, respectively, compared to 2025, primarily due to additional intangible assets acquired in the past year. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three and six months ended June 30, 2026 increased by $8.7 million and $20.1 million, respectively, compared to 2025, primarily due to an increase in clearing charges.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three and six months ended June 30, 2026 increased by $9.7 million and $23.7 million, respectively, compared to 2025, primarily due to technology enhancement projects and acquisition-related support.
Other Expense
Other expense includes licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), and other miscellaneous expenses. Other expense for the three and six months ended June 30, 2026 increased by $0.4 million and $16.1 million, respectively, compared to 2025, primarily due to increases in licensing fees, travel and events.
Provision for Income Taxes
Our effective income tax rate was 26.4% and 25.9% for the three months ended June 30, 2026 and 2025, respectively, and 26.4% and 24.7% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The increase in our effective tax rate for the six months ended June 30, 2026 was primarily driven by lower share-based compensation tax benefits as compared to the prior year.

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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the six months ended June 30, 2026 and 2025, LPL Financial paid dividends of $485.0 million and $150.0 million to the Parent, respectively.
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

The following table presents the components of Corporate Cash (in thousands):

	June 30, 2026	December 31, 2025
Cash and equivalents	$1,275,690	$1,037,378
Cash at regulated subsidiaries	(1,221,009)	(925,356)
Excess cash at regulated subsidiaries per the Credit Agreement	375,379	357,693
Corporate Cash	$430,060	$469,715

Corporate Cash
Cash at the Parent	$16,807	$19,368
Excess cash at regulated subsidiaries per the Credit Agreement	375,379	357,693
Cash at non-regulated subsidiaries	37,874	92,654
Corporate Cash	$430,060	$469,715
Corporate Cash is monitored as part of our liquidity risk management strategy. Corporate Cash decreased by $39.7 million during the six months ended June 30, 2026 as we continue our normal course of operations and reinvestments into the business.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of June 30, 2026, the earliest principal maturity date for our corporate debt with outstanding balances is in 2027 and our revolving credit facilities and uncommitted lines of credit mature between 2026 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased 1.1 million shares for a total of $309.5 million during the six months ended June 30, 2026. As of June 30, 2026, we had $320.5 million remaining under our existing repurchase program. From July 1, 2026 through July 30, 2026, the Company has repurchased 420,464 outstanding shares for a total of $134.3 million. On July 23, 2026, the Board authorized a new repurchase program that increases the amount available for repurchases of the Company’s issued and outstanding common shares by $2.5 billion. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds and Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity

LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at June 30, 2026, as well as two additional lines of credit with unspecified limits. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at June 30, 2026 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$276	$1,973
Broker-dealer revolving credit facility	LPL Financial LLC	May 2027	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2026
LPL Financial LLC
Net capital	$375,032
Less: required net capital	28,981
Excess net capital	$346,051
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
Our other regulated subsidiaries, including LPL Enterprise, Commonwealth’s introducing broker-dealer subsidiary, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on these subsidiaries’ operations. As of June 30, 2026, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
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
The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Six Months Ended June 30,
Combined Summarized Statements of Income	2026
Revenues(1)	$105,815
Revenues from non-guarantor subsidiaries	9,322
Advisory and commission expense(1)	107,028
Interest expense on borrowings	199,831
Expenses from non-guarantor subsidiaries	14,093
Loss before provision for income taxes	(265,171)
Net loss	(195,536)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	June 30, 2026	December 31, 2025
Cash and equivalents	$16,807	$19,368
Other receivables, net	3,901	3,090
Property and equipment, net	180,739	177,136
Goodwill	1,265,793	1,251,908
Other intangibles, net	43,696	39,819
Receivables from non-guarantor subsidiaries	47,320	105,657
Other assets	1,646,130	1,525,640
Corporate debt and other borrowings, net	7,460,510	7,258,694
Accounts payable and accrued liabilities	91,013	83,637
Payables to non-guarantor subsidiaries	86,363	85,228
Other liabilities	1,717,222	1,568,879
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
As of June 30, 2026, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	June 30, 2026
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.91
Interest Coverage (Minimum)	3.0	9.16
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
Contractual Obligations
During the six months ended June 30, 2026, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2025 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K, for further detail.

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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Advisory	$2,632,405	$1,717,738	$5,247,452	$3,406,983
Commission:
Sales-based	728,155	619,792	1,433,570	1,229,830
Trailing	503,918	418,295	990,537	856,014
Total commission	1,232,073	1,038,087	2,424,107	2,085,844
Asset-based:
Client cash	443,501	397,332	888,826	789,363
Other asset-based	391,643	305,015	767,123	608,225
Total asset-based	835,144	702,347	1,655,949	1,397,588
Service and fee	208,879	151,839	419,863	297,038
Transaction	83,216	60,541	163,758	128,405
Interest income, net	46,527	76,941	91,707	120,792
Other	148,379	87,532	122,221	68,382
Total revenue	5,186,623	3,835,025	10,125,057	7,505,032
EXPENSE
Advisory and commission	3,507,164	2,483,165	6,798,373	4,837,090
Compensation and benefits	355,612	319,100	724,352	624,646
Promotional	220,030	177,552	428,430	323,197
Occupancy and equipment	125,542	81,443	244,065	158,683
Depreciation and amortization	109,805	96,231	215,556	188,587
Interest expense on borrowings	101,502	105,636	201,794	191,498
Amortization of other intangibles	70,886	46,103	138,116	89,624
Brokerage, clearing and exchange	52,018	43,290	107,493	87,428
Professional services	50,757	41,092	101,138	77,418
Communications and data processing	26,200	21,417	49,667	40,923
Other	51,603	51,192	115,985	99,881
Total expense	4,671,119	3,466,221	9,124,969	6,718,975
INCOME BEFORE PROVISION FOR INCOME TAXES	515,504	368,804	1,000,088	786,057
PROVISION FOR INCOME TAXES	136,243	95,555	264,423	194,235
NET INCOME	$379,261	$273,249	$735,665	$591,822

Earnings per share, basic	$4.75	$3.42	$9.20	$7.66
Earnings per share, diluted	$4.74	$3.40	$9.17	$7.61
Weighted-average shares outstanding, basic	79,791	79,984	79,951	77,307
Weighted-average shares outstanding, diluted	80,032	80,373	80,243	77,760

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2026	December 31, 2025
Cash and equivalents	$1,275,690	$1,037,378
Cash and equivalents segregated under federal or other regulations	1,420,167	1,792,064
Restricted cash	232,889	225,298
Receivables from clients, net	994,139	803,206
Receivables from brokers, dealers and clearing organizations	244,302	70,897
Advisor loans, net	3,889,372	3,681,512
Other receivables, net	1,427,985	1,203,539
Investment securities	203,499	91,528
Property and equipment, net	1,569,647	1,409,376
Goodwill	2,681,661	2,644,723
Other intangibles, net	3,433,597	3,330,788
Other assets	2,418,172	2,202,444
Total assets	$19,791,120	$18,492,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,256,333	$2,308,275
Payables to brokers, dealers and clearing organizations	599,397	150,520
Accrued advisory and commission expenses payable	381,255	361,623
Corporate debt and other borrowings, net	7,460,510	7,258,694
Accounts payable and accrued liabilities	812,156	821,641
Other liabilities	2,524,629	2,247,515
Total liabilities	14,034,280	13,148,268

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 136,822,289 and 136,637,544 shares issued at June 30, 2026 and December 31, 2025, respectively	137	136
Additional paid-in capital	3,898,694	3,843,017
Treasury stock, at cost — 57,660,516 and 56,576,672 shares at June 30, 2026 and December 31, 2025, respectively	(4,664,666)	(4,333,725)
Retained earnings	6,522,675	5,835,057
Total stockholders’ equity	5,756,840	5,344,485
Total liabilities and stockholders’ equity	$19,791,120	$18,492,753

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2025	131,195	$131	$2,089,155	56,611	$(4,331,582)	$5,366,079	$3,123,783
Net income	—	—	—	—	—	273,249	273,249
Issuance of common stock to settle restricted stock units	25	—	—	3	(1,475)	—	(1,475)
Treasury stock purchases	—	—	—	—	240	—	240
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,998)	(23,998)
Stock option exercises and other	(8)	—	316	(15)	542	4,216	5,074
Share-based compensation			20,322				20,322
Equity issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — June 30, 2025	136,603	$136	$3,787,009	56,599	$(4,332,275)	$5,619,546	$5,074,416

	Three Months Ended June 30, 2026
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2026	136,811	$137	$3,870,612	56,623	$(4,352,434)	$6,167,387	$5,685,702
Net income	—	—	—	—	—	379,261	379,261
Issuance of common stock to settle restricted stock units	10	—	—	3	(853)	—	(853)
Treasury stock purchases	—	—	—	1,055	(312,074)	—	(312,074)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,973)	(23,973)
Stock option exercises and other	1	—	4,501	(20)	695	—	5,196
Share-based compensation	—	—	23,581	—	—	—	23,581
BALANCE — June 30, 2026	136,822	$137	$3,898,694	57,661	$(4,664,666)	$6,522,675	$5,756,840

	Six Months Ended June 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	591,822	591,822
Issuance of common stock to settle restricted stock units	237	—	—	86	(31,001)	—	(31,001)
Treasury stock purchases	—	—	—	289	(100,004)	—	(100,004)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(46,390)	(46,390)
Stock option exercises and other	60	—	3,955	(30)	1,052	7,589	12,596
Share-based compensation	—	—	39,570	—	—	—	39,570
Equity issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — June 30, 2025	136,603	$136	$3,787,009	56,599	$(4,332,275)	$5,619,546	$5,074,416
	136603000	136000	3787009000	56599000	-4332275000
	Six Months Ended June 30, 2026
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2025	136,638	$136	$3,843,017	56,577	$(4,333,725)	$5,835,057	$5,344,485
Net income	—	—	—	—	—	735,665	735,665
Issuance of common stock to settle restricted stock units	172	—	—	63	(20,063)	—	(20,063)
Treasury stock purchases	—	—	—	1,055	(312,074)	—	(312,074)
Cash dividends on common stock - $0.60 per share	—	—	—	—	—	(48,028)	(48,028)
Stock option exercises and other	12	1	9,037	(34)	1,196	(19)	10,215
Share-based compensation	—	—	46,640	—	—	—	46,640
BALANCE — June 30, 2026	136,822	$137	$3,898,694	57,661	$(4,664,666)	$6,522,675	$5,756,840
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$735,665	$591,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,556	188,587
Amortization of other intangibles	138,116	89,624
Amortization of debt issuance costs	6,963	14,581
Share-based compensation	46,640	39,570
Provision for credit losses	13,656	3,195
Deferred benefit for income taxes	4,731	(178)
Change in estimated fair value of contingent consideration	4,729	6,903
Loan forgiveness	283,469	187,555
Other	4,063	4,998
Changes in operating assets and liabilities:
Receivables from clients, net	(190,831)	(75,781)
Receivables from brokers, dealers and clearing organizations	(173,405)	(52,945)
Advisor loans, net	(502,964)	(449,518)
Other receivables, net	(231,927)	(67,956)
Investment securities - trading	(108,789)	(82,142)
Other assets	(128,241)	(189,883)
Client payables	(51,942)	191,855
Payables to brokers, dealers and clearing organizations	448,877	144,365
Accrued advisory and commission expenses payable	19,632	(20,382)
Accounts payable and accrued liabilities	(17,303)	(32,394)
Other liabilities	182,352	40,873
Operating leases	(6,697)	361
Net cash provided by operating activities	692,350	533,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(365,208)	(256,457)
Acquisitions, net of cash acquired	(234,110)	(190,129)
Purchases of securities classified as held-to-maturity	(2,491)	(2,498)
Proceeds from maturities of securities classified as held-to-maturity	2,500	2,500
Purchases of other investments	(12,064)	—
Capitalized interest	(5,583)	(3,044)
Net cash used in investing activities	(616,956)	(449,628)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	980,000	69,000
Repayments of revolving credit facilities	(783,000)	(1,116,000)
Proceeds from senior unsecured notes	—	2,744,930
Payment of debt issuance costs	(1,173)	(31,036)
Payment of contingent consideration	(29,133)	(33,207)
Tax payments related to settlement of restricted stock units	(20,063)	(31,001)
Proceeds from issuance of common stock	—	1,725,000
Payment of equity issuance costs	—	(47,779)
Repurchase of common stock	(309,476)	(100,004)
Dividends on common stock	(48,028)	(46,390)
Proceeds from stock option exercises and other	10,215	12,596
Principal payment of financing obligation	(730)	(222)
Principal payment of finance leases and obligations	—	(209)
Net cash (used in) provided by financing activities	(201,388)	3,145,678
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(125,994)	3,229,160
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	3,054,740	2,684,052
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,928,746	$5,913,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$206,689	$158,996
Income taxes paid	$232,243	$302,972
Cash paid for amounts included in the measurement of operating lease liabilities	$21,668	$17,596
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$213
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$49,856	$33,822
Lease assets obtained in exchange for operating lease liabilities	$32,724	$30,235
Prefunded acquisition	$—	$70,202
Contingent consideration and other liabilities recognized at acquisition date	$26,599	$(9,245)

	June 30,
	2026	2025
Cash and equivalents	$1,275,690	$4,185,337
Cash and equivalents segregated under federal or other regulations	1,420,167	1,611,200
Restricted cash	232,889	116,675
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,928,746	$5,913,212
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
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the six months ended June 30, 2026 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commission revenue
Annuities	$727,746	$629,763	$1,418,323	$1,245,357
Mutual funds	262,044	223,317	528,100	457,213
Fixed income	82,014	53,014	167,337	114,566
Equities	58,751	47,811	116,291	96,885
Other	101,518	84,182	194,056	171,823
Total commission revenue	$1,232,073	$1,038,087	$2,424,107	$2,085,844
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commission revenue
Sales-based
Annuities	$444,791	$393,654	$869,012	$759,421
Fixed income	82,014	53,014	167,337	114,566
Equities	58,751	47,811	116,291	96,885
Mutual funds	53,993	52,301	112,004	107,908
Other	88,606	73,012	168,926	151,050
Total sales-based revenue	$728,155	$619,792	$1,433,570	$1,229,830
Trailing
Annuities	$282,955	$236,109	$549,311	$485,936
Mutual funds	208,051	171,016	416,096	349,305
Other	12,912	11,170	25,130	20,773
Total trailing revenue	$503,918	$418,295	$990,537	$856,014
Total commission revenue	$1,232,073	$1,038,087	$2,424,107	$2,085,844
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset-based revenue
Client cash	$443,501	$397,332	$888,826	$789,363
Sponsorship programs	235,519	171,715	459,168	342,253
Recordkeeping	156,124	133,300	307,955	265,972
Total asset-based revenue	$835,144	$702,347	$1,655,949	$1,397,588

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service and fee revenue
Over time(1)	$156,923	$113,003	$315,694	$222,761
Point-in-time(2)	51,956	38,836	104,169	74,277
Total service and fee revenue	$208,879	$151,839	$419,863	$297,038
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as brokerage account maintenance fees, error and omission insurance fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as registration fees, account fees, and IRA termination fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $265.0 million as of December 31, 2025 to $329.2 million as of June 30, 2026. The increase in unearned revenue for the six months ended June 30, 2026 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $264.3 million of revenue recognized during the six months ended June 30, 2026 that was included in the unearned revenue balance as of December 31, 2025.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
Acquisitions Completed in the Current Period
During the six months ended June 30, 2026, the Company completed 13 acquisitions, five of which have been accounted for as business combinations and eight of which have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for five acquisitions under the acquisition method of accounting for business combinations. Total consideration for these transactions was $151.3 million, which included $122.9 million of cash, and liabilities of $26.6 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the years following the closing. This contingent consideration may be settled for amounts of up to $68.5 million in the years following the closing.
At June 30, 2026, the purchase accounting analysis is still ongoing and may result in changes to the value of intangible assets and liabilities recorded. The Company had provisionally allocated $40.0 million of the consideration to client relationships, which were assigned useful lives of 14 years, $81.5 million to advisor relationships, which were assigned useful lives of 15 years, and $29.8 million to goodwill. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for eight acquisitions as asset acquisitions. These transactions included total initial consideration of $57.6 million, including $52.3 million which was allocated to client relationships and $5.3 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years and 15 years, respectively, and the related transactions include potential contingent payments of up to $30.0 million in the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. Additionally, the Company recognized customer relationships of $34.5 million relating to cash paid for contingent consideration payments for asset acquisitions completed in prior periods for which the contingent period had ended in the current year. These customer relationships will be amortized over the remaining useful life of the asset that was initially recorded. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company's provisional purchase price allocation at August 1, 2025 (dollars in thousands):

Provisional Purchase Price Allocation(1)	August 1, 2025

Fair value of consideration transferred	$2,017,785
Assets
Cash and equivalents	333,927
Restricted cash	95,414
Investment securities	43,719
Receivables from brokers, dealers and clearing organizations	1,839
Other receivables, net	55,788
Advisor loans, net	92,716
Property and equipment, net	7,769
Intangible assets	1,716,000
Other assets	58,330
Total identifiable assets acquired	$2,405,502
Liabilities
Accrued advisory and commission expenses payable	14,440
Accounts payable and accrued liabilities	57,012
Client payables	525
Equity awards liability	382,231
Unearned revenue	309,594
Other liabilities	54,302
Total liabilities assumed	$818,104
Net assets acquired	1,587,398
Goodwill	$430,387
____________________
(1)The Company recorded provisional purchase accounting adjustments during the six months ended June 30, 2026 which resulted in a $7.1 million increase in other liabilities and goodwill, respectively. The purchase accounting analysis is ongoing and may result in changes to consideration based on working capital and other adjustments and the value of certain assets acquired and liabilities recorded.

The goodwill primarily includes synergies expected to result from combining operations and is deductible for tax purposes. Other intangible assets comprised $1.7 billion of advisor relationships, which were assigned useful lives of 14 years, and $26.0 million of trade name intangible, which was assigned a useful life of 16 years. See Note 7 - Goodwill and Other Intangibles, Net for additional information.

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

Acquisition related costs incurred as part of the Commonwealth acquisition during the three and six months ended June 30, 2026 were $17.1 million and $30.4 million, respectively, and primarily comprised amounts related to professional services, which were included in the Company's condensed consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents unaudited pro forma results as if the acquisition of Commonwealth had occurred on January 1, 2024 (dollars in thousands):

LPL Financial and Commonwealth Pro Forma Combined Financial Information (unaudited)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenue	$4,817,029	$8,895,171
Net income	$478,409	$712,370

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2026 or 2025.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2026 and December 31, 2025, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2026 and December 31, 2025, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2026 and December 31, 2025, the Company did not adjust prices received from the independent third-party pricing services.
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
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
June 30, 2026	Type	Valuation Techniques	Unobservable Inputs	Range
$105,432	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	2.5%	-	14.4%
			Discount Rate	11.0%	-	14.5%
			Equivalency Rate(1)	4.6%	-	5.1%
2,200	Contingent Consideration	Probability Weighted Expected Return Method	Conversion Rate	—%	-	100.0%
$107,632
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
$124,038
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.
The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance - Beginning of period	$134,277	$161,372	$124,038	$196,898
Additions and purchase accounting adjustments	9,844	(9,374)	26,599	(9,245)
Payments	(33,695)	(27,458)	(47,734)	(69,707)
Fair value adjustments	(2,794)	309	4,729	6,903
Balance - End of period	$107,632	$124,849	$107,632	$124,849

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$55,840	$—	$—	$55,840
Cash equivalents segregated under federal or other regulations	523,157	—	—	523,157
Restricted cash	138,459	—	—	138,459
Investment securities — trading:
U.S. treasury obligations	140,031	—	—	140,031
Mutual funds	45,194	—	—	45,194
Equity securities	2,742	—	—	2,742
Debt securities	—	39	—	39
Total investment securities — trading	187,967	39	—	188,006
Other assets:
Deferred compensation plan	1,247,873	—	—	1,247,873
Fractional shares — investment(1)	421,762	—	—	421,762
Other investments	—	1,926	—	1,926
Total other assets:	1,669,635	1,926	—	1,671,561
Total assets at fair value	$2,575,058	$1,965	$—	$2,577,023
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$42	$—	$—	$42
Debt securities	—	250	—	250
Total securities sold, but not yet purchased	42	250	—	292
Fractional shares — repurchase obligation(1)	421,762	—	—	421,762
Contingent consideration	—	—	107,632	107,632
Total other liabilities	421,804	250	107,632	529,686
Total liabilities at fair value	$421,804	$250	$107,632	$529,686
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

June 30, 2026	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,219,850	$1,219,850	$—	$—	$1,219,850
Cash segregated under federal or other regulations	897,010	897,010	—	—	897,010
Restricted cash	94,430	94,430	—	—	94,430
Receivables from clients, net	994,139	—	994,139	—	994,139
Receivables from brokers, dealers and clearing organizations	244,302	—	244,302	—	244,302
Advisor repayable loans, net(1)	387,626	—	—	310,764	310,764
Other receivables, net	1,427,985	—	1,427,985	—	1,427,985
Investment securities — held-to-maturity securities	15,493	—	15,442	—	15,442
Other assets:
Securities borrowed	3,506	—	3,506	—	3,506
Deferred compensation plan(2)	13,481	13,481	—	—	13,481
Other investments(3)	7,259	—	7,259	—	7,259
Total other assets	24,246	13,481	10,765	—	24,246
Liabilities
Client payables	$2,256,333	$—	$2,256,333	$—	$2,256,333
Payables to brokers, dealers and clearing organizations	599,397	—	599,397	—	599,397
Corporate debt and other borrowings, net	7,460,510	—	7,497,955	—	7,497,955

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$933,001	$933,001	$—	$—	$933,001
Cash segregated under federal or other regulations	970,730	970,730	—	—	970,730
Restricted cash	97,713	97,713	—	—	97,713
Receivables from clients, net	803,206	—	803,206	—	803,206
Receivables from brokers, dealers and clearing organizations	70,897	—	70,897	—	70,897
Advisor repayable loans, net(1)	406,793	—	—	335,050	335,050
Other receivables, net	1,203,539	—	1,203,539	—	1,203,539
Investment securities - held-to-maturity securities	15,420	—	15,520	—	15,520
Other assets:
Deferred compensation plan(2)	10,038	10,038	—	—	10,038
Securities borrowed	1,789	—	1,789	—	1,789
Other investments(3)	7,874	—	7,874	—	7,874
Total other assets	19,701	10,038	9,663	—	19,701
Liabilities
Client payables	$2,308,275	$—	$2,308,275	$—	$2,308,275
Payables to brokers, dealers and clearing organizations	150,520	—	150,520	—	150,520
Corporate debt and other borrowings, net	7,258,694	—	7,420,447	—	7,420,447
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

The following table summarizes investment securities (in thousands):

	June 30, 2026	December 31, 2025
Trading securities — at fair value:
U.S. treasury obligations	$140,031	$40,029
Mutual funds	45,194	33,559
Equity securities	2,742	2,505
Debt securities	39	15
Total trading securities	$188,006	$76,108
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,493	$15,420
Total held-to-maturity securities	$15,493	$15,420
Total investment securities	$203,499	$91,528

At June 30, 2026, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,428	$10,065	$—	$—	$15,493
U.S. government notes — at fair value	$5,446	$9,996	$—	$—	$15,442
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2024	$2,172,873
Goodwill acquired	497,885
Purchase accounting adjustments	(26,035)
Balance at December 31, 2025	2,644,723
Goodwill acquired	29,854
Purchase accounting adjustments	7,084
Balance at June 30, 2026	$2,681,661
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at June 30, 2026 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.2	$3,437,483	$(954,637)	$2,482,846
Client relationships	11.9	1,064,017	(183,203)	880,814
Trade name	15.1	26,000	(1,490)	24,510
Technology	2.6	20,930	(16,325)	4,605
Product sponsor relationships	0.8	234,086	(233,083)	1,003
Total definite-lived intangible assets, net		$4,782,516	$(1,388,738)	$3,393,778
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,433,597
_______________________________
(1)During the six months ended June 30, 2026, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2025 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.6	$3,350,706	$(859,100)	$2,491,606
Client relationships	12.3	909,868	(143,039)	766,829
Trade name	15.6	26,000	(677)	25,323
Technology	3.0	20,930	(15,443)	5,487
Product sponsor relationships	1.2	234,086	(232,362)	1,724
Total definite-lived intangibles, net		$4,541,590	$(1,250,621)	$3,290,969
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,330,788
_______________________________
(1)    During the year ended December 31, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $70.9 million and $46.1 million for the three months ended June 30, 2026 and 2025, respectively, and $138.1 million and $89.6 million for the six months ended June 30, 2026 and 2025, respectively. Future amortization is estimated as follows (in thousands):

2026 - remainder	$138,407
2027	273,078
2028	271,380
2029	265,022
2030	262,544
Thereafter	2,183,347
Total	$3,393,778

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Other assets:
Deferred compensation	$1,261,354	$1,107,552
Prepaid assets	245,567	240,010
Fractional shares — investment	421,762	371,683
Deferred tax assets, net	73,491	78,222
Operating lease assets	187,720	173,544
Referral fee	119,755	106,038
Income tax receivables	24,083	53,245
Debt issuance costs, net	9,849	10,824
Other	74,591	61,326
Total other assets	$2,418,172	$2,202,444

Other liabilities:
Deferred compensation	$1,252,888	$1,100,018
Unearned revenue	329,239	265,024
Fractional shares — repurchase obligation	421,762	371,683
Operating lease liabilities	224,851	203,970
Financing obligation liabilities	107,703	108,433
Taxes payable	75,590	69,348
Contingent consideration	107,632	124,038
Other	4,964	5,001
Total other liabilities	$2,524,629	$2,247,515

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	June 30, 2026			December 31, 2025
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+125 bps	4.902%	$1,020,000	SOFR+125 bps	4.984%	12/5/2028
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	500,000	Fixed Rate	4.900%	500,000	Fixed Rate	4.900%	4/3/2028
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	750,000	Fixed Rate	5.200%	3/15/2030
2030 Senior Notes(1)	500,000	Fixed Rate	5.150%	500,000	Fixed Rate	5.150%	6/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	500,000	Fixed Rate	5.650%	3/15/2035
2035 Senior Notes(1)	500,000	Fixed Rate	5.750%	500,000	Fixed Rate	5.750%	6/15/2035
Total Corporate Debt	7,220,000			7,220,000
Less: Unamortized Debt Issuance Cost	(35,490)			(40,306)
Corporate debt, net	$7,184,510			$7,179,694
Other Borrowings
Revolving Credit Facility	276,000	ABR+37.5 bps / SOFR+147.5 bps	5.099%	79,000	ABR+37.5 bps / SOFR+147.5 bps	5.634%	5/20/2029
Total other borrowings	$276,000			$79,000
Corporate Debt and Other Borrowings, Net	$7,460,510			$7,258,694
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at June 30, 2026 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$276	$1,973
Broker-dealer revolving credit facility	LPL Financial LLC	May 2027	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2026	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
Credit Agreement and Parent Revolving Credit Facility
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2026, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Broker-Dealer Revolving Credit Facility
On May 18, 2026, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2027. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) SOFR, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.2 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of June 30, 2026.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of June 30, 2026. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at June 30, 2026 or December 31, 2025.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2026 or December 31, 2025.
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

In July 2024, putative class action lawsuits were filed against LPL Financial in federal district court alleging certain violations of law in connection with its cash sweep programs. The Company intends to defend vigorously against the lawsuits, which have since been consolidated into one case.

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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance — January 1	$101,551	$79,637
Losses incurred	19,024	19,275
Losses paid	(15,583)	(11,891)
Ending balance — June 30	$104,992	$87,021
Other Commitments
As of June 30, 2026, the Company had approximately $837.3 million of client margin loans that were collateralized with securities having a fair value of approximately $1.2 billion that LPL Financial can repledge, loan or sell. Of these securities, approximately $526.6 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2026, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $645.6 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $15.0 million of trading securities pledged to the Options Clearing Corporation at both June 30, 2026 and December 31, 2025, and $25.0 million of trading securities pledged to the National Securities Clearing Corporation at both June 30, 2026 and December 31, 2025.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2026		2025
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$24.1	$0.30	$22.4
Second quarter	$0.30	$24.0	$0.30	$24.0
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the six months ended June 30, 2026, LPLFH repurchased 1,055,045 shares of common stock at a weighted-average price of $293.33 per share for a total of $309.5 million. As of June 30, 2026, the Company had $320.5 million remaining under the existing share repurchase program. From July 1, 2026 through July 30, 2026, the Company has repurchased 420,464 outstanding shares for a total of $134.3 million. On July 23, 2026, the Board authorized a new repurchase program that increases the amount available for repurchases of the Company’s issued and outstanding common shares by $2.5 billion. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 10,706,966 shares remaining available for future issuance at June 30, 2026.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the six months ended June 30, 2026:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2025	1,204	$372.50	635,087		$290.18
Granted	2,484	$299.73	294,903		$325.42
Vested	(1,552)	$356.18	(171,477)		$296.01
Forfeited	—	$—	(25,253)		$319.78
Outstanding — June 30, 2026	2,136	$299.73	733,260	(1)	$301.97
Expected to vest — June 30, 2026	2,136	$299.73	555,673		$333.48
_______________________________
(1)    Includes 103,067 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $19.9 million and $16.8 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2026 and 2025, respectively, and $39.3 million and $32.6 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, total unrecognized compensation cost for restricted stock awards and stock units was $145.7 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $0.9 million and $0.8 million related to the vesting of these awards during the three months ended June 30, 2026 and 2025, respectively, and $1.7 million during both the six months ended June 30, 2026 and 2025. As of June 30, 2026, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $8.7 million, which is expected to be recognized over a weighted-average remaining period of 1.6 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$379,261	$273,249	$735,665	$591,822

Basic weighted-average number of shares outstanding	79,791	79,984	79,951	77,307
Dilutive common share equivalents	241	389	292	453
Diluted weighted-average number of shares outstanding	80,032	80,373	80,243	77,760

Basic earnings per share	$4.75	$3.42	$9.20	$7.66
Diluted earnings per share	$4.74	$3.40	$9.17	$7.61
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended June 30, 2026 and 2025, stock options, warrants and stock units representing common share equivalents of 96,643 shares and 88,002 shares, respectively, were anti-dilutive. For the six months ended June 30, 2026 and 2025, stock options, warrants and stock units representing common share equivalents of 96,362 shares and 60,876 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

June 30, 2026
LPL Financial LLC
Net capital	$375,032
Less: required net capital	28,981
Excess net capital	$346,051
The Company’s other regulated subsidiaries, including LPL Enterprise, CES, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of June 30, 2026, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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

NOTE 17 - SUBSEQUENT EVENTS

The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on August 28, 2026 to all stockholders of record on August 14, 2026.

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
As of June 30, 2026, the fair value of our trading securities was $188.0 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.7 billion as of June 30, 2026. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2026, $1.3 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at June 30, 2026	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	276,000	276	690	1,380	2,760
Variable Rate Debt Outstanding	$1,296,000	$1,296	$3,240	$6,480	$12,960
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three and six months ended June 30, 2026 or 2025. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
April 1, 2026 through April 30, 2026	206,380	$315.12	206,380	$565.0
May 1, 2026 through May 31, 2026	239,314	$294.90	239,314	$494.4
June 1, 2026 through June 30, 2026	609,351	$285.33	609,351	$320.5
Total	1,055,045		1,055,045
(1) On September 21, 2022, the Board authorized a $2.1 billion increase to the amount available for repurchases of LPLFH’s issued and outstanding common shares. On July 23, 2026, the Board authorized a $2.5 billion increase to the amount available for repurchases of LPLFH’s issued and outstanding common shares. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 14, 2026.*
3.2	Eighth Amended and Restated Bylaws of LPL Financial Holdings Inc.*
10.1	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 14, 2026.*
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	August 3, 2026	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	August 3, 2026	By:	/s/ MATTHEW AUDETTE
Matthew Audette
President and Chief Financial Officer

Date:	August 3, 2026	By:	/s/ KATHARINE REEPING
Katharine Reeping
Chief Accounting Officer