Form 10-Q
period 2026-09-30
LPL Financial Holdings Inc.
filed 2026-10-29
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 27, 2026 was 77,868,413.

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

These forward-looking statements reflect the Company’s expectations and objectives as of October 29, 2026. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
Adjusted Net Income: A non-GAAP financial measure defined as net income (loss) plus the after-tax impact of amortization of other intangibles and acquisition costs.
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
EBITDA: A non-GAAP financial measure defined as net income (loss) plus interest expense on borrowings, provision for (benefit from) income taxes, depreciation and amortization, and amortization of other intangibles.
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

Executive Summary
Financial Highlights
Results for the third quarter of 2026 included net income of $356.6 million, or $4.52 per diluted share, which compares to a net loss of $29.5 million, or a $0.37 loss per diluted share, for the third quarter of 2025.
Asset Trends
Total advisory and brokerage assets served were $2.6 trillion at September 30, 2026, compared to $2.3 trillion at September 30, 2025. Total net new assets were $29.1 billion for the three months ended September 30, 2026, compared to $307.7 billion for the same period in 2025.
Net new advisory assets were $33.1 billion for the three months ended September 30, 2026, compared to $229.0 billion for the same period in 2025. Advisory assets were $1.6 trillion, or 61% of total advisory and brokerage assets served, at September 30, 2026, up 16% from $1.3 trillion at September 30, 2025.
Net new brokerage assets were an outflow of $4.0 billion for the three months ended September 30, 2026, compared to an inflow of $78.7 billion for the same period in 2025. Brokerage assets were $1.0 trillion at September 30, 2026, up 4% from $967.7 billion at September 30, 2025.
Gross Profit Trend
Gross profit, a non-GAAP financial measure, was $1.7 billion for the three months ended September 30, 2026, an increase of 12% from $1.5 billion for the three months ended September 30, 2025. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended September 30, 2026, we paid stockholders cash dividends of $23.6 million and repurchased 893,176 of our outstanding shares for a total of $300.6 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Operating Metrics (dollars in billions)(1)	2026	2026	2025
Advisory and Brokerage Assets(2)
Advisory assets	$1,561.0	$1,548.4	$1,346.9
Brokerage assets	1,003.6	1,014.3	967.7
Total Advisory and Brokerage Assets	$2,564.6	$2,562.7	$2,314.5
Advisory as a % of total Advisory and Brokerage Assets	60.9%	60.4%	58.2%

Net New Assets(3)
Net new advisory assets	$33.1	$30.7	$229.0
Net new brokerage assets	(4.0)	(7.1)	78.7
Total Net New Assets	$29.1	$23.6	$307.7

Organic Net New Assets
Organic net new advisory assets	$33.1	$30.2	$29.6
Organic net new brokerage assets	(4.0)	(7.1)	3.1
Total Organic Net New Assets	$29.1	$23.1	$32.7

Organic advisory net new assets annualized growth(4)	8.5%	8.7%	11.2%
Total organic net new assets annualized growth(4)	4.5%	4.0%	6.8%

Client Cash Balances
Insured cash account sweep	$37.8	$38.4	$36.9
Deposit cash account sweep	16.0	15.6	13.0
Total Bank Sweep	53.8	54.1	49.9
Money market sweep	1.0	1.1	4.2
Total Client Cash Sweep Held by Third Parties	54.8	55.2	54.1
Client cash account	1.8	1.7	1.8
Total Client Cash Balances	$56.6	$56.9	$55.8
Client Cash Balances as a % of Total Assets	2.2%	2.2%	2.4%

Net buy (sell) activity(5)	$41.9	$39.7	$41.8

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Business and Financial Metrics (dollars in millions)	2026	2026	2025
Advisors	32,597	32,475	32,128
Average total assets per advisor(6)	$78.7	$78.9	$72.0

Share repurchases	$300.6	$309.5	$—
Dividends	$23.6	$24.0	$24.0
Leverage ratio(7)	1.93	1.91	2.04

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2026	2025	2026	2025
Total revenue	$5,344.0	$4,552.0	$15,469.1	$12,057.0
Net income (loss)	$356.6	$(29.5)	$1,092.2	$562.3
Earnings (loss) per share (“EPS”), diluted	$4.52	$(0.37)	$13.68	$7.15
Non-GAAP Financial Metrics (dollars in millions, except per share data)
Adjusted EPS(8)	$5.97	$5.20	$17.41	$14.86
Gross profit(9)	$1,661.9	$1,479.3	$4,872.9	$4,056.3
Adjusted EBITDA(10)	$864.2	$774.8	$2,529.9	$2,145.5
Core G&A(11)	$532.2	$477.3	$1,583.5	$1,316.0
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s primary broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), as well as assets under custody of a third-party custodian related to Commonwealth Equity Services, LLC (“CES”). Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
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

	September 30,	June 30,	September 30,
Credit Agreement Net Debt Reconciliation	2026	2026	2025
Corporate debt and other borrowings	$7,836.0	$7,496.0	$7,564.0
Corporate Cash(12)	(562.8)	(430.1)	(568.4)
Credit Agreement Net Debt(†)	$7,273.2	$7,065.9	$6,995.6

	September 30,	June 30,	September 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2026	2026	2025
Net income	$1,392.9	$1,006.9	$833.1
Interest expense on borrowings	413.2	413.7	379.8
Provision for income taxes	489.8	356.7	260.2
Depreciation and amortization	438.0	420.4	380.3
Amortization of other intangibles	293.2	285.1	196.9
EBITDA(†)	$3,027.2	$2,482.7	$2,050.3
Credit Agreement Adjustments:
Acquisition costs and other(13)	$309.8	$766.9	$743.0
Employee share-based compensation	85.5	83.0	82.6
M&A accretion(14)	345.7	359.9	552.4
Advisor share-based compensation	3.3	3.1	2.9
Loss on extinguishment of debt	—	—	4.0
Credit Agreement EBITDA(†)	$3,771.4	$3,695.5	$3,435.2

	September 30,	June 30,	September 30,
	2026	2026	2025
Leverage Ratio	1.93	1.91	2.04
_______________________________
(†)    Totals may not foot due to rounding.

(8)Adjusted EPS is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income (loss) plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and adjusted EPS because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and adjusted EPS are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income (loss), earnings (loss) per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income (loss) and earnings (loss) per diluted share to adjusted net income and adjusted EPS for the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Adjusted Net Income / Adjusted EPS Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) / earnings (loss) per diluted share	$356.6	$4.52	$(29.5)	$(0.37)	$1,092.2	$13.68	$562.3	$7.15
Amortization of other intangibles	72.8	0.92	64.7	0.81	211.0	2.64	154.3	1.96
Acquisition costs(15)	83.1	1.05	538.2	6.70	193.3	2.42	661.6	8.42
Tax benefit	(41.3)	(0.52)	(155.1)	(1.93)	(106.7)	(1.34)	(210.5)	(2.68)
Adjusted Net Income / Adjusted EPS(†)	$471.3	$5.97	$418.2	$5.20	$1,389.8	$17.41	$1,167.7	$14.86
Weighted-average shares outstanding, diluted	79.0		80.4		79.8		78.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2026	2025	2026	2025
Total revenue	$5,344.0	$4,552.0	$15,469.1	$12,057.0
Advisory and commission expense	3,632.7	3,025.3	10,431.1	7,862.4
Brokerage, clearing and exchange expense	49.1	43.3	156.6	130.7
Employee deferred compensation	0.3	4.1	8.5	7.7
Gross Profit(†)	$1,661.9	$1,479.3	$4,872.9	$4,056.3
_______________________________
(†)    Totals may not foot due to rounding.
(10)EBITDA and adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income (loss) plus interest expense on borrowings, provision for (benefit from) income taxes, depreciation and amortization, and amortization of other intangibles. Adjusted EBITDA is defined as EBITDA plus acquisition costs excluding interest. The Company presents EBITDA and adjusted EBITDA because management believes that they can be useful financial metrics in understanding the Company’s earnings from operations. EBITDA and adjusted EBITDA are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation	2026	2025	2026	2025
Net income (loss)	$356.6	$(29.5)	$1,092.2	$562.3
Interest expense on borrowings	105.8	106.3	307.6	297.8
Provision for (benefit from) income taxes	128.6	(4.6)	393.0	189.6
Depreciation and amortization	117.3	99.7	332.8	288.3
Amortization of other intangibles	72.8	64.7	211.0	154.3
EBITDA(†)	$781.1	$236.6	$2,336.6	$1,492.4
Acquisition costs excluding interest(15)	83.1	538.2	193.3	653.1
Adjusted EBITDA(†)	$864.2	$774.8	$2,529.9	$2,145.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Core G&A Reconciliation	2026	2025	2026	2025
Total expense	$4,858.9	$4,586.1	$13,983.9	$11,305.1
Advisory and commission	(3,632.7)	(3,025.3)	(10,431.1)	(7,862.4)
Depreciation and amortization	(117.3)	(99.7)	(332.8)	(288.3)
Interest expense on borrowings	(105.8)	(106.3)	(307.6)	(297.8)
Brokerage, clearing and exchange	(49.1)	(43.3)	(156.6)	(130.7)
Amortization of other intangibles	(72.8)	(64.7)	(211.0)	(154.3)
Employee deferred compensation	(0.3)	(4.1)	(8.5)	(7.7)
Total G&A(†)	880.8	1,242.7	2,536.2	2,563.9
Promotional (ongoing)(16)	(87.9)	(97.1)	(243.0)	(241.4)
Transition assistance loan amortization(17)	(150.0)	(104.8)	(428.4)	(276.0)
Acquisition costs excluding interest(15)	(83.1)	(538.2)	(193.3)	(653.1)
Employee share-based compensation	(21.1)	(18.6)	(66.0)	(56.5)
Regulatory charges	(6.4)	(6.7)	(22.0)	(20.9)
Core G&A(†)	$532.2	$477.3	$1,583.5	$1,316.0

_______________________________
(†)    Totals may not foot due to rounding.
(12)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(13)Acquisition costs and other for the twelve months ending September 30, 2026 and June 30, 2026 primarily include costs related to acquisitions and the integration of the strategic relationship with Prudential Financial, Inc. Acquisition costs and other for the twelve months ending September 30, 2025 includes a $26.4 million reduction related to the departure of the Company’s former Chief Executive Officer.
(14)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of such acquisition. The decrease in M&A accretion for the twelve months ending September 30, 2026 and June 30, 2026 as compared to the twelve months ending September 30, 2025 was primarily related to the impact of acquisitions.
(15)Acquisition costs include the costs to setup, onboard and integrate acquired entities and other costs that were incurred as a result of acquisitions. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition costs	2026	2025	2026	2025
Compensation and benefits(18)	$31.9	$257.6	$74.6	$291.1
Occupancy and equipment(18)	11.8	197.6	17.6	198.9
Promotional(16)	12.0	25.7	37.5	69.4
Professional services	14.2	9.7	36.7	26.9
Change in fair value of contingent consideration	9.5	2.7	14.2	9.6
Other	3.8	45.0	12.8	57.3
Acquisition costs excluding interest(†)	$83.1	$538.2	$193.3	$653.1
Interest	—	—	—	8.5
Acquisition costs(†)	$83.1	$538.2	$193.3	$661.6
_______________________________
(†)    Totals may not foot due to rounding.
(16)Promotional (ongoing) for the three and nine months ended September 30, 2026 includes $14.2 million and $44.6 million, respectively, of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income compared to $19.0 million and $55.0 million for the same periods in 2025. Promotional (ongoing) excludes costs that have been incurred as part of acquisitions, which are included in the Acquisition costs line item.
(17)During the fourth quarter of 2025, the Company updated its definition of Promotional (ongoing) to exclude transition assistance loan amortization. As a result, transition assistance loan amortization is now disclosed as a separate line in Core G&A. Prior period disclosures have been updated to reflect these changes as applicable.

(18)During the third quarter of 2025, the Company incurred $419.0 million of acquisition costs at the Commonwealth closing. This primarily includes $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment.

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
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. Additional regulation and enhanced regulatory enforcement have resulted, and may result in the future, in changes to our service offerings and additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential legal or regulatory violations and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.
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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2026, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the financial markets in the United States. During the third quarter of 2026, U.S. equity market performance was mixed, with the S&P 500 index increasing 2.3% and the Russell 2000 index decreasing 7.5%.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the third quarter of 2026, Fed policymakers raised the target federal funds rate to a range of 3.75% - 4.00%, and will continue to take into account the evolving economic outlook and balance of risks as it relates to future changes.

Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
REVENUE
Advisory	$2,872,928	$2,210,499	30%	$8,120,380	$5,617,482	45%
Commission:
Sales-based	742,852	695,029	7%	2,176,422	1,924,859	13%
Trailing	507,904	492,426	3%	1,498,441	1,348,440	11%
Total commission	1,250,756	1,187,455	5%	3,674,863	3,273,299	12%
Asset-based:
Client cash	461,471	428,190	8%	1,350,297	1,217,553	11%
Other asset-based	400,613	354,090	13%	1,167,736	962,315	21%
Total asset-based	862,084	782,280	10%	2,518,033	2,179,868	16%
Service and fee	218,055	174,715	25%	637,918	471,753	35%
Transaction	79,120	67,260	18%	242,878	195,665	24%
Interest income, net	48,699	60,859	(20%)	140,406	181,651	(23%)
Other	12,388	68,909	(82%)	134,609	137,291	(2%)
Total revenue	5,344,030	4,551,977	17%	15,469,087	12,057,009	28%
EXPENSE
Advisory and commission	3,632,732	3,025,274	20%	10,431,105	7,862,364	33%
Compensation and benefits	358,512	585,409	(39%)	1,082,864	1,210,055	(11%)
Promotional	235,733	208,547	13%	664,163	531,744	25%
Occupancy and equipment	149,380	299,680	(50%)	393,445	458,363	(14%)
Depreciation and amortization	117,287	99,722	18%	332,843	288,309	15%
Interest expense on borrowings	105,834	106,295	—%	307,628	297,793	3%
Amortization of other intangibles	72,844	64,706	13%	210,960	154,330	37%
Professional services	53,250	75,507	(29%)	154,388	152,925	1%
Brokerage, clearing and exchange	49,139	43,282	14%	156,632	130,710	20%
Communications and data processing	23,978	23,060	4%	73,645	63,983	15%
Other	60,215	54,606	10%	176,200	154,487	14%
Total expense	4,858,904	4,586,088	6%	13,983,873	11,305,063	24%
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	485,126	(34,111)	n/m	1,485,214	751,946	98%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	128,565	(4,594)	n/m	392,988	189,641	107%
NET INCOME (LOSS)	$356,561	$(29,517)	n/m	$1,092,226	$562,305	94%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate registered investment adviser (“RIA”) advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients on a quarterly basis in advance, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of these client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for contributions and withdrawals during the period to determine the amount of revenue earned in the period. Advisory revenue collected on our corporate RIA advisory platform is proposed by the advisor and agreed to by the client and was approximately 1% of the underlying assets for the nine months ended September 30, 2026.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	September 30,
	2026	2025	$ Change	% Change
Corporate advisory assets	$1,202.7	$1,022.1	$180.6	18%
Independent RIA advisory assets	358.3	324.8	33.5	10%
Total advisory assets	$1,561.0	$1,346.9	$214.1	16%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance - Beginning of period	$1,548.4	$1,060.7	$1,392.7	$957.0
Net new advisory assets(1)	33.1	229.0	89.6	289.7
Market impact(2)	(20.5)	57.2	78.7	100.2
Balance - End of period	$1,561.0	$1,346.9	$1,561.0	$1,346.9
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
Advisory revenue increased during the three and nine months ended September 30, 2026 as compared to the same periods in 2025 due primarily to an increase in advisory asset balances and the acquisition of Commonwealth.

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
The following table sets forth the components of our commission revenue for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales-based	$742,852	$695,029	$47,823	7%	$2,176,422	$1,924,859	$251,563	13%
Trailing	507,904	492,426	15,478	3%	1,498,441	1,348,440	150,001	11%
Total commission revenue	$1,250,756	$1,187,455	$63,301	5%	$3,674,863	$3,273,299	$401,564	12%
The increase in sales-based commission revenue for the three and nine months ended September 30, 2026 compared to 2025 was primarily driven by an increase in sales of annuities. The increase in trailing commission revenue for the three and nine months ended September 30, 2026 compared to 2025 was primarily due to continued growth in trail earning assets held by customers and the acquisition of Commonwealth.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance - Beginning of period	$1,014.3	$858.5	$977.9	$783.7
Net new brokerage assets(1)	(4.0)	78.7	(15.5)	117.3
Market impact(2)	(6.7)	30.5	41.2	66.7
Balance - End of period	$1,003.6	$967.7	$1,003.6	$967.7
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
Asset-based revenue for the three and nine months ended September 30, 2026 increased by $79.8 million and $338.2 million, respectively, compared to the same periods in 2025 due to increases in client cash and other asset-based revenue. Other asset-based revenue for the three and nine months ended September 30, 2026 increased compared to 2025 primarily due to increases in billable assets, recordkeeping and sponsorship program revenue. Client cash revenue for the three and nine months ended September 30, 2026 increased compared to 2025 due to higher average client cash balances during the three and nine months ended September 30, 2026 as compared to 2025. For the three months ended September 30, 2026, our average client cash balances increased to $53.2 billion compared to $50.3 billion for the same period in 2025. For the nine months ended September 30, 2026, our average client cash balances increased to $54.2 billion compared to $49.9 billion for the same period in 2025.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, business services and planning and advice services, Individual Retirement Account (“IRA”) custodian and other client account fees. We charge separate fees to RIAs on our Independent RIA advisory platform for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and nine months ended September 30, 2026 increased compared to 2025, primarily due to the brokerage account fees assessed on retirement and non-retirement clients.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and nine months ended September 30, 2026 increased compared to 2025, primarily due to increases in the number of transactions and transaction charges for managed assets.
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
The following table sets forth our payout rate, which is a statistical or operating measure, for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Payout rate	87.98%	87.47%	51 bps	87.56%	87.21%	35 bps
Our payout rate for the three and nine months ended September 30, 2026 increased compared to 2025, primarily due to changes in the mix of brokerage products and advisory platforms.
Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth the number of employees for the periods presented:

	September 30,
	2026	2025	Change
Number of employees	10,417	10,116	3%
Compensation and benefits expense for the three and nine months ended September 30, 2026 decreased by $226.9 million and $127.2 million, respectively compared to 2025, primarily due to a decrease in post-combination compensation costs incurred in conjunction with the Commonwealth acquisition during the three months ended September 30, 2025, which were partially offset by an increase in headcount. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and nine months ended September 30,

2026 increased by $27.2 million and $132.4 million, respectively, compared to 2025, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance, retention, training and education, as well as increased legal expenses.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and nine months ended September 30, 2026 decreased by $150.3 million and $64.9 million, respectively, compared to 2025, primarily due to a decrease in acquisition related expenses incurred in conjunction with the Commonwealth acquisition during the three months ended September 30, 2025, partially offset by increased expenses related to software licenses and our technology portfolio. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and nine months ended September 30, 2026 increased by $17.6 million and $44.5 million, respectively, compared to 2025, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and experience, and support onboarding of institutions.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the nine months ended September 30, 2026 increased by $56.6 million compared to 2025, primarily due to additional intangible assets acquired in the past year. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three months ended September 30, 2026 decreased by $22.3 million compared to 2025, primarily due to a decrease in Commonwealth acquisition-related activity offset by increases related to technology enhancement projects. See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for additional information.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the nine months ended September 30, 2026 increased by $25.9 million compared to 2025, primarily due to an increase in clearing charges.
Other Expense
Other expense includes licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses, fair value adjustments to contingent consideration liabilities, the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), and other miscellaneous expenses. Other expense for the nine months ended September 30, 2026 increased by $21.7 million compared to 2025, primarily due to fair value adjustments recorded on contingent earnout liabilities and increases in licensing fees.
Provision for Income Taxes
Our effective income tax rate was 26.5% and 13.5% for the three months ended September 30, 2026 and 2025, respectively, and 26.5% and 25.2% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, reserves for uncertain tax positions and non-deductible expenses. Our effective income tax rate is reduced by tax benefits received from income tax credits as well as share-based compensation vesting and exercises. The lower effective tax rate for the three months ended September 30, 2025 was primarily driven by the pre-tax book loss in the third quarter of 2025.

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
Dividends from and excess capital generated by LPL Financial are primarily generated through our cash flow from operations. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the nine months ended September 30, 2026 and 2025, LPL Financial paid dividends of $615.0 million and $800.0 million to the Parent, respectively.
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
The following table presents the components of Corporate Cash (in thousands):

	September 30, 2026	December 31, 2025
Cash and equivalents	$1,059,019	$1,037,378
Cash at regulated subsidiaries	(985,736)	(925,356)
Excess cash at regulated subsidiaries per the Credit Agreement	489,476	357,693
Corporate Cash	$562,759	$469,715

Corporate Cash
Cash at the Parent	$44,960	$19,368
Excess cash at regulated subsidiaries per the Credit Agreement	489,476	357,693
Cash at non-regulated subsidiaries	28,323	92,654
Corporate Cash	$562,759	$469,715
Corporate Cash is monitored as part of our liquidity risk management strategy. Corporate Cash increased by $93.0 million during the nine months ended September 30, 2026 as we continue our normal course of operations and reinvestments into the business.
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
We regularly evaluate our existing indebtedness, including potential issuances and refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. As of September 30, 2026, the earliest principal maturity date for our corporate debt with outstanding balances is in 2027 and our revolving credit facilities and uncommitted lines of credit mature between 2027 and 2029.
Share Repurchases
We engage in a share repurchase program that was approved by our Board, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. On July 23, 2026, the Board authorized a new repurchase program that increased the amount available for repurchases of the Company’s issued and outstanding common shares by $2.5 billion. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate and returning excess capital to stockholders. We repurchased approximately 1.9 million shares for a total of $610.0 million during the nine months ended September 30, 2026. As of September 30, 2026, we had $2.5 billion remaining under our repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, applicable laws and consideration of our general liquidity needs. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds and Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by LPLFH’s Board, as well as certain limits under our Credit Agreement. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity

LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at September 30, 2026, as well as two additional lines of credit with unspecified limits. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at September 30, 2026 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$616	$1,633
Broker-dealer revolving credit facility	LPL Financial LLC	May 2027	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2026
LPL Financial LLC
Net capital	$506,380
Less: required net capital	27,826
Excess net capital	$478,554
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
Our other regulated subsidiaries, including LPL Enterprise, CES, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on these subsidiaries’ operations. As of September 30, 2026, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.
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

The following tables present the summarized financial information for the periods presented (in thousands):

LPL Holdings, Inc. & LPL Financial Holdings Inc.
Nine Months Ended September 30,
Combined Summarized Statements of Income	2026
Revenues(1)	$111,346
Revenues from non-guarantor subsidiaries	20,581
Advisory and commission expense(1)	115,889
Interest expense on borrowings	304,772
Expenses from non-guarantor subsidiaries	26,843
Loss before provision for income taxes	(404,754)
Net loss	(298,464)
____________________
(1)Revenues primarily include unrealized gains and losses on assets held in the non-qualified deferred compensation plan offered to advisors and employees, while advisory and commission expense includes the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to advisors.

	LPL Holdings, Inc. & LPL Financial Holdings Inc.
Combined Summarized Statements of Financial Condition	September 30, 2026	December 31, 2025
Cash and equivalents	$44,960	$19,368
Other receivables, net	2,583	3,090
Property and equipment, net	181,941	177,136
Goodwill	1,395,505	1,251,908
Other intangibles, net	78,604	39,819
Receivables from non-guarantor subsidiaries	28,392	105,657
Other assets	1,676,519	1,525,640
Corporate debt and other borrowings, net	7,802,917	7,258,694
Accounts payable and accrued liabilities	119,980	83,637
Payables to non-guarantor subsidiaries	96,774	85,228
Other liabilities	1,763,512	1,568,879
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

As of September 30, 2026, we were in compliance with our Credit Agreement financial covenants, which include a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage.” The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	September 30, 2026
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	4.0	1.93
Interest Coverage (Minimum)	3.0	9.34
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
Contractual Obligations
During the nine months ended September 30, 2026, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2025 Annual Report on Form 10-K. See Note 4 - Acquisitions, Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Advisory	$2,872,928	$2,210,499	$8,120,380	$5,617,482
Commission:
Sales-based	742,852	695,029	2,176,422	1,924,859
Trailing	507,904	492,426	1,498,441	1,348,440
Total commission	1,250,756	1,187,455	3,674,863	3,273,299
Asset-based:
Client cash	461,471	428,190	1,350,297	1,217,553
Other asset-based	400,613	354,090	1,167,736	962,315
Total asset-based	862,084	782,280	2,518,033	2,179,868
Service and fee	218,055	174,715	637,918	471,753
Transaction	79,120	67,260	242,878	195,665
Interest income, net	48,699	60,859	140,406	181,651
Other	12,388	68,909	134,609	137,291
Total revenue	5,344,030	4,551,977	15,469,087	12,057,009
EXPENSE
Advisory and commission	3,632,732	3,025,274	10,431,105	7,862,364
Compensation and benefits	358,512	585,409	1,082,864	1,210,055
Promotional	235,733	208,547	664,163	531,744
Occupancy and equipment	149,380	299,680	393,445	458,363
Depreciation and amortization	117,287	99,722	332,843	288,309
Interest expense on borrowings	105,834	106,295	307,628	297,793
Amortization of other intangibles	72,844	64,706	210,960	154,330
Professional services	53,250	75,507	154,388	152,925
Brokerage, clearing and exchange	49,139	43,282	156,632	130,710
Communications and data processing	23,978	23,060	73,645	63,983
Other	60,215	54,606	176,200	154,487
Total expense	4,858,904	4,586,088	13,983,873	11,305,063
INCOME(LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	485,126	(34,111)	1,485,214	751,946
PROVISION FOR (BENEFIT FROM) INCOME TAXES	128,565	(4,594)	392,988	189,641
NET INCOME (LOSS)	$356,561	$(29,517)	$1,092,226	$562,305

Earnings (loss) per share, basic	$4.53	$(0.37)	$13.74	$7.19
Earnings (loss) per share, diluted	$4.52	$(0.37)	$13.68	$7.15
Weighted-average shares outstanding, basic	78,658	80,017	79,515	78,220
Weighted-average shares outstanding, diluted	78,968	80,357	79,814	78,594

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2026	December 31, 2025
Cash and equivalents	$1,059,019	$1,037,378
Cash and equivalents segregated under federal or other regulations	1,694,088	1,792,064
Restricted cash	149,970	225,298
Receivables from clients, net	1,119,673	803,206
Receivables from brokers, dealers and clearing organizations	110,715	70,897
Advisor loans, net	3,979,817	3,681,512
Other receivables, net	1,323,879	1,203,539
Investment securities	155,287	91,528
Property and equipment, net	1,681,641	1,409,376
Goodwill	2,699,747	2,644,723
Other intangibles, net	3,472,226	3,330,788
Other assets	2,424,558	2,202,444
Total assets	$19,870,620	$18,492,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$2,256,906	$2,308,275
Payables to brokers, dealers and clearing organizations	217,055	150,520
Accrued advisory and commission expenses payable	403,041	361,623
Corporate debt and other borrowings, net	7,802,917	7,258,694
Accounts payable and accrued liabilities	782,312	821,641
Other liabilities	2,596,071	2,247,515
Total liabilities	14,058,302	13,148,268

Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 600,000,000 shares authorized; 136,850,801 and 136,637,544 shares issued at September 30, 2026 and December 31, 2025, respectively	137	136
Additional paid-in capital	3,924,639	3,843,017
Treasury stock, at cost — 58,540,091 and 56,576,672 shares at September 30, 2026 and December 31, 2025, respectively	(4,968,083)	(4,333,725)
Retained earnings	6,855,625	5,835,057
Total stockholders’ equity	5,812,318	5,344,485
Total liabilities and stockholders’ equity	$19,870,620	$18,492,753

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2025	136,603	$136	$3,787,009	56,599	$(4,332,275)	$5,619,546	$5,074,416
Net loss	—	—	—	—	—	(29,517)	(29,517)
Issuance of common stock to settle restricted stock units	23	—	—	5	(1,647)	—	(1,647)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(24,005)	(24,005)
Stock option exercises and other	2	—	88	(13)	478	3,716	4,282
Share-based compensation	—	—	19,409	—	—	—	19,409
BALANCE — September 30, 2025	136,628	$136	$3,806,506	56,591	$(4,333,444)	$5,569,740	$5,042,938

	Three Months Ended September 30, 2026
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2026	136,822	$137	$3,898,694	57,661	$(4,664,666)	$6,522,675	$5,756,840
Net income	—	—	—	—	—	356,561	356,561
Issuance of common stock to settle restricted stock units	19	—	—	3	(1,184)	—	(1,184)
Treasury stock purchases	—	—	—	893	(303,420)	—	(303,420)
Cash dividends on common stock - $0.30 per share	—	—	—	—	—	(23,602)	(23,602)
Stock option exercises and other	10	—	3,892	(17)	1,187	(9)	5,070
Share-based compensation	—	—	22,053	—	—	—	22,053
BALANCE — September 30, 2026	136,851	$137	$3,924,639	58,540	$(4,968,083)	$6,855,625	$5,812,318

	Nine Months Ended September 30, 2025
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2024	130,915	$131	$2,066,268	56,254	$(4,202,322)	$5,066,525	$2,930,602
Net income	—	—	—	—	—	562,305	562,305
Issuance of common stock to settle restricted stock units	260	—	—	91	(32,648)	—	(32,648)
Treasury stock purchases	—	—	—	289	(100,004)	—	(100,004)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(70,395)	(70,395)
Stock option exercises and other	62	—	4,043	(43)	1,530	11,305	16,878
Share-based compensation	—	—	58,979	—	—	—	58,979
Equity issuance	5,391	5	1,677,216	—	—	—	1,677,221
BALANCE — September 30, 2025	136,628	$136	$3,806,506	56,591	$(4,333,444)	$5,569,740	$5,042,938
	136603000	136000	3787009000	56599000	-4332275000
	Nine Months Ended September 30, 2026
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2025	136,638	$136	$3,843,017	56,577	$(4,333,725)	$5,835,057	$5,344,485
Net income	—	—	—	—	—	1,092,226	1,092,226
Issuance of common stock to settle restricted stock units	191	—	—	66	(21,247)	—	(21,247)
Treasury stock purchases	—	—	—	1,948	(615,494)	—	(615,494)
Cash dividends on common stock - $0.90 per share	—	—	—	—	—	(71,630)	(71,630)
Stock option exercises and other	22	1	12,929	(51)	2,383	(28)	15,285
Share-based compensation	—	—	68,693	—	—	—	68,693
BALANCE — September 30, 2026	136,851	$137	$3,924,639	58,540	$(4,968,083)	$6,855,625	$5,812,318
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,092,226	$562,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	332,843	288,309
Amortization of other intangibles	210,960	154,330
Amortization of debt issuance costs	10,428	18,096
Share-based compensation	68,693	58,979
Provision for credit losses	16,820	8,951
Deferred benefit for income taxes	4,773	(349)
Change in estimated fair value of contingent consideration	14,190	9,579
Loan forgiveness	435,975	295,429
Other	11,588	5,218
Changes in operating assets and liabilities:
Receivables from clients, net	(316,180)	(144,383)
Receivables from brokers, dealers and clearing organizations	(39,818)	(2,881)
Advisor loans, net	(761,403)	(1,565,992)
Other receivables, net	(129,082)	(136,921)
Investment securities - trading	(61,709)	(111,473)
Other assets	(130,288)	(238,013)
Client payables	(51,369)	97,378
Payables to brokers, dealers and clearing organizations	66,535	66,500
Accrued advisory and commission expenses payable	41,418	17,028
Accounts payable and accrued liabilities	(59,182)	110,802
Other liabilities	238,904	(688,300)
Operating leases	(6,824)	(1,007)
Net cash provided by (used in) operating activities	989,498	(1,196,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(594,897)	(398,695)
Acquisitions, net of cash acquired	(336,295)	(1,730,077)
Purchases of securities classified as held-to-maturity	(3,712)	(3,753)
Proceeds from maturities of securities classified as held-to-maturity	4,250	3,850
Purchases of other investments	(20,164)	—
Proceeds from sale of other investments	400	—
Capitalized interest	(8,369)	(4,509)
Net cash used in investing activities	(958,787)	(2,133,184)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,640,000	613,000
Repayments of revolving credit facilities	(1,103,000)	(1,316,000)
Proceeds from senior unsecured notes	—	2,744,930
Payment of debt issuance costs	(1,173)	(31,036)
Payment of contingent consideration	(29,438)	(34,895)
Tax payments related to settlement of restricted stock units	(21,247)	(32,648)
Proceeds from issuance of common stock	—	1,725,000
Payment of equity issuance costs	—	(47,779)
Repurchase of common stock	(610,039)	(100,004)
Dividends on common stock	(71,630)	(70,395)
Proceeds from stock option exercises and other	15,285	16,878
Principal payment of financing obligation	(1,132)	(559)
Principal payment of finance leases and obligations	—	(209)
Net cash (used in) provided by financing activities	(182,374)	3,466,283
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(151,663)	136,684
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	3,054,740	2,684,052
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$2,903,077	$2,820,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$285,015	$238,347
Income taxes paid	$341,735	$314,204
Cash paid for amounts included in the measurement of operating lease liabilities	$34,319	$31,175
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$209
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$50,571	$42,059
Lease assets obtained in exchange for operating lease liabilities	$36,688	$34,955
Prefunded acquisition	$—	$70,202
Contingent consideration and other liabilities recognized at acquisition date	$22,630	$86,821

	September 30,
	2026	2025
Cash and equivalents	$1,059,019	$1,343,507
Cash and equivalents segregated under federal or other regulations	1,694,088	1,249,000
Restricted cash	149,970	228,229
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$2,903,077	$2,820,736
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
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to modernize the accounting for and disclosure of software costs. The ASU may be applied prospectively, retrospectively or via a modified transition approach and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the nine months ended September 30, 2026 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commission revenue
Annuities	$748,473	$713,900	$2,166,796	$1,959,259
Mutual funds	261,833	258,167	789,933	715,378
Fixed income	85,064	66,550	252,401	181,116
Equities	51,314	51,475	167,605	148,360
Other	104,072	97,363	298,128	269,186
Total commission revenue	$1,250,756	$1,187,455	$3,674,863	$3,273,299
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commission revenue
Sales-based
Annuities	$469,397	$438,927	$1,338,409	$1,198,350
Fixed income	85,064	66,550	252,401	181,116
Equities	51,314	51,475	167,605	148,360
Mutual funds	48,527	54,235	160,531	162,142
Other	88,550	83,842	257,476	234,891
Total sales-based revenue	$742,852	$695,029	$2,176,422	$1,924,859
Trailing
Annuities	$279,076	$274,973	$828,387	$760,909
Mutual funds	213,306	203,932	629,402	553,236
Other	15,522	13,521	40,652	34,295
Total trailing revenue	$507,904	$492,426	$1,498,441	$1,348,440
Total commission revenue	$1,250,756	$1,187,455	$3,674,863	$3,273,299
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset-based revenue
Client cash	$461,471	$428,190	$1,350,297	$1,217,553
Sponsorship programs	241,605	209,141	700,773	551,393
Recordkeeping	159,008	144,949	466,963	410,922
Total asset-based revenue	$862,084	$782,280	$2,518,033	$2,179,868

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service and fee revenue
Over time(1)	$157,071	$120,159	$472,765	$342,918
Point-in-time(2)	60,984	54,556	165,153	128,835
Total service and fee revenue	$218,055	$174,715	$637,918	$471,753
_______________________________
(1)Service and fee revenue recognized over time includes revenue such as brokerage account maintenance fees, error and omission insurance fees, and technology fees.
(2)Service and fee revenue recognized at a point-in-time includes revenue such as registration fees, conference fees, and IRA termination fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. Unearned revenue increased from $265.0 million as of December 31, 2025 to $317.1 million as of September 30, 2026. The increase in unearned revenue for the nine months ended September 30, 2026 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $264.8 million of revenue recognized during the nine months ended September 30, 2026 that was included in the unearned revenue balance as of December 31, 2025.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 - ACQUISITIONS
Acquisitions Completed in the Current Period
During the nine months ended September 30, 2026, the Company completed 17 acquisitions, seven of which have been accounted for as business combinations and ten of which have been accounted for as asset acquisitions.
Business Combinations
The Company accounted for seven acquisitions under the acquisition method of accounting for business combinations, including one which was accounted for as an acquisition achieved in stages and resulted in the Company obtaining control of an investment previously accounted for under the equity method of accounting. Total consideration for these transactions was $230.5 million, which included $172.7 million of cash, $15.7 million of loan forgiveness, and liabilities of $31.5 million for contingent consideration, which represents the acquisition date fair value of the additional cash consideration that may be transferred to the sellers if certain asset growth is achieved in the years following the closing. This contingent consideration may be settled for amounts of up to $77.0 million in the years following the closing.
At September 30, 2026, the purchase accounting analysis is still ongoing and may result in changes to the value of intangible assets and liabilities recorded. The Company had provisionally allocated $51.5 million of the consideration to client relationships, which were assigned useful lives of 14 years, $119.1 million to advisor relationships, which were assigned useful lives of 15 years, and $59.9 million to goodwill. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
Asset Acquisitions
The Company accounted for ten acquisitions as asset acquisitions. These transactions included total initial consideration of $69.3 million, including $64.0 million which was allocated to client relationships and $5.3 million which was allocated to advisor relationships. These relationships were assigned useful lives of 14 years and 15 years, respectively, and the related transactions include potential contingent payments of up to $37.1 million in the years following the closing if certain asset growth is achieved. The Company has not recognized a liability for these contingent payments as the amounts to be paid will be uncertain until a future measurement date. Additionally, the Company recognized customer relationships of $62.3 million relating to cash paid for contingent consideration payments for asset acquisitions completed in prior periods for which the contingent period had ended in the current year. These customer relationships will be amortized over the remaining useful life of the asset that was initially recorded. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.

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

The following table summarizes the cash funded and total consideration transferred (dollars in thousands):

Cash Funded	August 1, 2025
Cash consideration	$1,920,041
Cash for liabilities assumed(1)	413,343
Cash for post-combination expenses(2)	420,107
Total cash funded(3)	$2,753,491

Consideration	August 1, 2025
Cash	$1,920,041
Other liabilities incurred	81,537
Total consideration(4)	$2,001,578
____________________

(1)Liabilities assumed are reflected in the Accounts payable and accrued liabilities and Equity awards liability line items in the table below.
(2)The post-combination expenses primarily included $228.4 million of costs related to transaction bonuses and the acceleration of unvested equity awards which were classified as Compensation and benefits and $190.1 million of costs related to certain contract termination fees which were classified as Occupancy and equipment in the condensed consolidated financial statements in the three months ended September 30, 2025.
(3)Total cash funded includes amounts funded at close as well as the final working capital payment made in July 2026.
(4)The Company recorded purchase accounting adjustments during the nine months ended September 30, 2026 which resulted in a $16.2 million decrease in total consideration and $8.9 million of additional bonus related expenses recorded as Compensation and benefits in the condensed consolidated financial statements in the three months ended September 30, 2026.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company's purchase price allocation at August 1, 2025 (dollars in thousands):

Purchase Price Allocation(1)	August 1, 2025

Fair value of consideration transferred	$2,001,578
Assets
Cash and equivalents	333,927
Restricted cash	95,414
Investment securities	43,719
Receivables from brokers, dealers and clearing organizations	1,839
Other receivables, net	55,788
Advisor loans, net	92,072
Property and equipment, net	7,769
Intangible assets	1,716,000
Other assets	62,288
Total identifiable assets acquired	$2,408,816
Liabilities
Accrued advisory and commission expenses payable	14,440
Accounts payable and accrued liabilities	57,012
Client payables	525
Equity awards liability	389,751
Unearned revenue	309,594
Other liabilities	54,302
Total liabilities assumed	$825,624
Net assets acquired	1,583,192
Goodwill	$418,386
____________________
(1)The Company recorded purchase accounting adjustments during the nine months ended September 30, 2026 which resulted in a $16.2 million decrease in total consideration, a $0.6 million decrease in advisor loans, net, a $4.0 million increase in other assets, a $7.5 million increase in equity awards liability, a $7.1 million increase in other liabilities, and a $4.9 million decrease in goodwill, respectively.

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

The fair value determination of certain assets acquired and liabilities assumed required the Company to make significant estimates and assumptions. Intangible assets were valued using an income approach with estimates and assumptions related to future net cash flows, discount and royalty rates. Advisor loans were valued using an income approach with assumptions related to net cash flows and conversion rates. The fair value of repayable loans was $87.4 million and approximates its carrying value.

Acquisition related costs incurred as part of the Commonwealth acquisition during the three and nine months ended September 30, 2026 were $37.7 million and $68.1 million, respectively, and primarily comprised amounts related to professional services, bonuses, and contract termination costs which were classified as Professional services, Compensation and benefits, and Occupancy and equipment, respectively, in the Company's condensed consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents unaudited pro forma results as if the acquisition of Commonwealth had occurred on January 1, 2024 (dollars in thousands):

LPL Financial and Commonwealth Pro Forma Combined Financial Information (unaudited)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenue	$4,806,987	$13,702,158
Net income	$308,389	$1,020,759

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2026 or 2025.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2026 and December 31, 2025, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2026 and December 31, 2025, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated when security prices move beyond a certain deviation threshold using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At September 30, 2026 and December 31, 2025, the Company did not adjust prices received from the independent third-party pricing services.
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
The following tables summarize inputs used in the measurement of contingent consideration (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2026	Type	Valuation Techniques	Unobservable Inputs	Range
$116,829	Contingent Consideration	Monte-Carlo Simulation Model	Forecasted Growth Rates	2.0%	-	30.0%
			Discount Rate	9.3%	-	13.2%
			Equivalency Rate(1)	5.1%	-	5.2%
4,468	Contingent Consideration	Contractually Determined(2)	Actual Performance(2)	n/m(2)	-	n/m(2)
$121,297
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.
(2)As of September 30, 2026 the fair value of certain contingent consideration obligations are based on actual results as determined by and calculated in accordance with the underlying contractual terms and therefore a range is not meaningful. Prior to the resolution of the uncertainty, certain of these obligations were measured using either a Monte-Carlo simulation model or a probability weighted expected return method.

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
$124,038
____________________
(1)Equivalency rate is defined as the prevailing market interest rate used to discount future payments.
The following table summarizes the changes in fair value for the Company’s Level 3 liabilities during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance - Beginning of period	$107,632	$124,849	$124,038	$196,898
Additions and purchase accounting adjustments	4,908	5,652	31,507	(3,593)
Payments	(704)	(4,322)	(48,438)	(74,029)
Fair value adjustments	9,461	2,676	14,190	9,579
Balance - End of period	$121,297	$128,855	$121,297	$128,855

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,422	$—	$—	$82,422
Cash equivalents segregated under federal or other regulations	522,856	—	—	522,856
Restricted cash	149,301	—	—	149,301
Investment securities — trading:
U.S. treasury obligations	94,572	—	—	94,572
Mutual funds	39,089	—	—	39,089
Equity securities	5,471	—	—	5,471
Debt securities	—	1,150	—	1,150
Total investment securities — trading	139,132	1,150	—	140,282
Other assets:
Deferred compensation plan	1,287,233	—	—	1,287,233
Fractional shares — investment(1)	441,383	—	—	441,383
Other investments	—	1,901	—	1,901
Total other assets:	1,728,616	1,901	—	1,730,517
Total assets at fair value	$2,622,327	$3,051	$—	$2,625,378
Liabilities
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	$177	$—	$—	$177
Mutual funds	2,571	—	—	2,571
Debt securities	—	5	—	5
Total securities sold, but not yet purchased	2,748	5	—	2,753
Fractional shares — repurchase obligation(1)	441,383	—	—	441,383
Contingent consideration	—	—	121,297	121,297
Total other liabilities	444,131	5	121,297	565,433
Total liabilities at fair value	$444,131	$5	$121,297	$565,433
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

September 30, 2026	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$976,597	$976,597	$—	$—	$976,597
Cash segregated under federal or other regulations	1,171,232	1,171,232	—	—	1,171,232
Restricted cash	669	669	—	—	669
Receivables from clients, net	1,119,673	—	1,119,673	—	1,119,673
Receivables from brokers, dealers and clearing organizations	110,715	—	110,715	—	110,715
Advisor repayable loans, net(1)	373,249	—	—	294,170	294,170
Other receivables, net	1,323,879	—	1,323,879	—	1,323,879
Investment securities — held-to-maturity securities	15,005	—	14,813	—	14,813
Other assets:
Securities borrowed	2,250	—	2,250	—	2,250
Deferred compensation plan(2)	13,374	13,374	—	—	13,374
Other investments(3)	7,119	—	7,119	—	7,119
Total other assets	22,743	13,374	9,369	—	22,743
Liabilities
Client payables	$2,256,906	$—	$2,256,906	$—	$2,256,906
Payables to brokers, dealers and clearing organizations	217,055	—	217,055	—	217,055
Corporate debt and other borrowings, net	7,802,917	—	7,668,743	—	7,668,743

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$933,001	$933,001	$—	$—	$933,001
Cash segregated under federal or other regulations	970,730	970,730	—	—	970,730
Restricted cash	97,713	97,713	—	—	97,713
Receivables from clients, net	803,206	—	803,206	—	803,206
Receivables from brokers, dealers and clearing organizations	70,897	—	70,897	—	70,897
Advisor repayable loans, net(1)	406,793	—	—	335,050	335,050
Other receivables, net	1,203,539	—	1,203,539	—	1,203,539
Investment securities - held-to-maturity securities	15,420	—	15,520	—	15,520
Other assets:
Deferred compensation plan(2)	10,038	10,038	—	—	10,038
Securities borrowed	1,789	—	1,789	—	1,789
Other investments(3)	7,874	—	7,874	—	7,874
Total other assets	19,701	10,038	9,663	—	19,701
Liabilities
Client payables	$2,308,275	$—	$2,308,275	$—	$2,308,275
Payables to brokers, dealers and clearing organizations	150,520	—	150,520	—	150,520
Corporate debt and other borrowings, net	7,258,694	—	7,420,447	—	7,420,447
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

The following table summarizes investment securities (in thousands):

	September 30, 2026	December 31, 2025
Trading securities — at fair value:
U.S. treasury obligations	$94,572	$40,029
Mutual funds	39,089	33,559
Equity securities	5,471	2,505
Debt securities	1,150	15
Total trading securities	$140,282	$76,108
Held-to-maturity securities — at amortized cost:
U.S. government notes	$15,005	$15,420
Total held-to-maturity securities	$15,005	$15,420
Total investment securities	$155,287	$91,528

At September 30, 2026, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$4,958	$10,047	$—	$—	$15,005
U.S. government notes — at fair value	$4,962	$9,851	$—	$—	$14,813
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2024	$2,172,873
Goodwill acquired	497,885
Purchase accounting adjustments	(26,035)
Balance at December 31, 2025	2,644,723
Goodwill acquired	59,022
Purchase accounting adjustments	(3,998)
Balance at September 30, 2026	$2,699,747
The Company completed various acquisitions, which were accounted for under the acquisition method of accounting for business combinations and as asset acquisitions, and recorded purchase accounting adjustments during the periods presented. See Note 4 - Acquisitions, for additional information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of other intangibles, net were as follows at September 30, 2026 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.0	$3,475,697	$(1,004,099)	$2,471,598
Client relationships	11.7	1,137,276	(205,377)	931,899
Trade name	14.8	26,000	(1,896)	24,104
Technology	2.3	20,930	(16,766)	4,164
Product sponsor relationships	0.6	234,086	(233,444)	642
Total definite-lived intangible assets, net		$4,893,989	$(1,461,582)	$3,432,407
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,472,226
_______________________________
(1)During the nine months ended September 30, 2026, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at December 31, 2025 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and institution relationships	13.6	$3,350,706	$(859,100)	$2,491,606
Client relationships	12.3	909,868	(143,039)	766,829
Trade name	15.6	26,000	(677)	25,323
Technology	3.0	20,930	(15,443)	5,487
Product sponsor relationships	1.2	234,086	(232,362)	1,724
Total definite-lived intangibles, net		$4,541,590	$(1,250,621)	$3,290,969
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$3,330,788
_______________________________
(1)    During the year ended December 31, 2025, the Company completed various acquisitions. See Note 4 - Acquisitions, for additional information.
Total amortization of other intangibles was $72.8 million and $64.7 million for the three months ended September 30, 2026 and 2025, respectively, and $211.0 million and $154.3 million for the nine months ended September 30, 2026 and 2025, respectively. Future amortization is estimated as follows (in thousands):

2026 - remainder	$71,413
2027	281,914
2028	280,217
2029	273,858
2030	271,381
Thereafter	2,253,624
Total	$3,432,407

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Other assets:
Deferred compensation	$1,300,607	$1,107,552
Prepaid assets	194,533	240,010
Fractional shares — investment	441,383	371,683
Deferred tax assets, net	77,407	78,222
Operating lease assets	182,550	173,544
Referral fee	128,104	106,038
Income tax receivables	20,279	53,245
Debt issuance costs, net	8,792	10,824
Other	70,903	61,326
Total other assets	$2,424,558	$2,202,444

Other liabilities:
Deferred compensation	$1,291,519	$1,100,018
Unearned revenue	317,089	265,024
Fractional shares — repurchase obligation	441,383	371,683
Operating lease liabilities	219,775	203,970
Financing obligation liabilities	107,301	108,433
Taxes payable	90,424	69,348
Contingent consideration	121,297	124,038
Other	7,283	5,001
Total other liabilities	$2,596,071	$2,247,515

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	September 30, 2026			December 31, 2025
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan A(1)	$1,020,000	SOFR+125 bps	5.151%	$1,020,000	SOFR+125 bps	4.984%	12/5/2028
2027 Senior Notes(1)	500,000	Fixed Rate	5.700%	500,000	Fixed Rate	5.700%	5/20/2027
2027 Senior Notes(1)	400,000	Fixed Rate	4.625%	400,000	Fixed Rate	4.625%	11/15/2027
2028 Senior Notes(1)	500,000	Fixed Rate	4.900%	500,000	Fixed Rate	4.900%	4/3/2028
2028 Senior Notes(1)	750,000	Fixed Rate	6.750%	750,000	Fixed Rate	6.750%	11/17/2028
2029 Senior Notes(1)	900,000	Fixed Rate	4.000%	900,000	Fixed Rate	4.000%	3/15/2029
2030 Senior Notes(1)	750,000	Fixed Rate	5.200%	750,000	Fixed Rate	5.200%	3/15/2030
2030 Senior Notes(1)	500,000	Fixed Rate	5.150%	500,000	Fixed Rate	5.150%	6/15/2030
2031 Senior Notes(1)	400,000	Fixed Rate	4.375%	400,000	Fixed Rate	4.375%	5/15/2031
2034 Senior Notes(1)	500,000	Fixed Rate	6.000%	500,000	Fixed Rate	6.000%	5/20/2034
2035 Senior Notes(1)	500,000	Fixed Rate	5.650%	500,000	Fixed Rate	5.650%	3/15/2035
2035 Senior Notes(1)	500,000	Fixed Rate	5.750%	500,000	Fixed Rate	5.750%	6/15/2035
Total Corporate Debt	7,220,000			7,220,000
Less: Unamortized Debt Issuance Cost	(33,083)			(40,306)
Corporate debt, net	$7,186,917			$7,179,694
Other Borrowings
Revolving Credit Facility	616,000	ABR+37.5 bps / SOFR+147.5 bps	5.299%	79,000	ABR+37.5 bps / SOFR+147.5 bps	5.634%	5/20/2029
Total other borrowings	$616,000			$79,000
Corporate Debt and Other Borrowings, Net	$7,802,917			$7,258,694
_______________________________
(1)No leverage or interest coverage maintenance covenants.

The following table presents amounts outstanding and available under the Company’s external lines of credit at September 30, 2026 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior unsecured, revolving credit facility	LPL Holdings, Inc.	May 2029	$616	$1,633
Broker-dealer revolving credit facility	LPL Financial LLC	May 2027	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$50
Secured, uncommitted lines of credit	LPL Financial LLC	March 2028	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
Issuance of 2030 5.200% Senior Notes and 2035 5.650% Senior Notes
On February 26, 2025, LPLH issued $750.0 million in aggregate principal amount of 5.200% senior notes due 2030 (“2030 5.200% Senior Notes”) and $500.0 million in aggregate principal amount of 5.650% senior notes due 2035 (“2035 5.650% Senior Notes”). The 2030 5.200% Senior Notes and 2035 5.650% Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by LPLFH. The Company used a portion of the proceeds from the issuance to repay borrowings made under its senior unsecured revolving credit facility and for general corporate purposes.
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
Credit Agreement and Parent Revolving Credit Facility
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2026, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Broker-Dealer Revolving Credit Facility
On May 18, 2026, LPL Financial, the Company’s broker-dealer subsidiary, renewed its revolving credit facility to extend the maturity of the revolving credit facility to May 2027. The revolving credit facility allows for a maximum borrowing of up to $1.0 billion and borrowings under the credit facility bear interest at a rate per annum equal to 1.25% plus the greatest of (i) SOFR, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the renewal of the credit facility, LPL Financial incurred $1.2 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of September 30, 2026.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of September 30, 2026. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, of which $125.0 million is uncollateralized. There were no balances outstanding under these lines at September 30, 2026 or December 31, 2025.
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
Loan Commitments
From time to time, LPL Financial makes loans to advisors and institutions, primarily to newly recruited advisors and institutions to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including the advisor or institution joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2026 or December 31, 2025.
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
The following table provides a reconciliation of the beginning and ending balances of self-insurance liabilities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance — January 1	$101,551	$79,637
Losses incurred	28,005	35,556
Losses paid	(28,360)	(17,613)
Ending balance — September 30	$101,196	$97,580
Other Commitments
As of September 30, 2026, the Company had approximately $899.0 million of client margin loans that were collateralized with securities having a fair value of approximately $1.3 billion that LPL Financial can repledge, loan or sell. Of these securities, approximately $521.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2026, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $737.1 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $19.8 million and $15.0 million of trading securities pledged to the Options Clearing Corporation at September 30, 2026 and December 31, 2025, respectively, and $24.7 million and $25.0 million of trading securities pledged to the National Securities Clearing Corporation at September 30, 2026 and December 31, 2025, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company’s Board of Directors (the “Board”) as well as certain limits under the Credit Agreement. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2026		2025
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.30	$24.1	$0.30	$22.4
Second quarter	$0.30	$24.0	$0.30	$24.0
Third quarter	$0.30	$23.6	$0.30	$24.0
Share Repurchases
The Company engages in a share repurchase program that was approved by the Board, pursuant to which LPLFH may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
During the nine months ended September 30, 2026, LPLFH repurchased 1.9 million shares of common stock at a weighted-average price of $313.13 per share for a total of $610.0 million. On July 23, 2026, the Board authorized a new repurchase program that increased the amount available for repurchases of the Company’s issued and outstanding common shares by $2.5 billion. As of September 30, 2026, the Company had $2.5 billion remaining under the share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 10,723,427 shares remaining available for future issuance at September 30, 2026.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the nine months ended September 30, 2026:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2025	1,204	$372.50	635,087		$290.25
Granted	2,484	$299.73	320,588		$326.90
Vested	(1,552)	$356.18	(190,714)		$291.76
Forfeited	—	$—	(49,933)		$328.77
Outstanding — September 30, 2026	2,136	$299.73	715,028	(1)	$303.59
Expected to vest — September 30, 2026	2,136	$299.73	548,873		$336.65
_______________________________
(1)    Includes 103,111 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $18.3 million and $15.8 million of share-based compensation expense related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2026 and 2025, respectively, and $57.6 million and $48.4 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized compensation cost for restricted stock awards and stock units was $125.1 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
The Company also grants restricted stock units to its advisors and to institutions. The Company recognized share-based compensation expense of $1.0 million and $0.8 million related to the vesting of these awards during the three months ended September 30, 2026 and 2025, respectively, and $2.7 million and $2.5 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized compensation cost for restricted stock units granted to advisors and institutions was $10.6 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 - EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings (loss) per share for the periods noted was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$356,561	$(29,517)	$1,092,226	$562,305

Basic weighted-average number of shares outstanding	78,658	80,017	79,515	78,220
Dilutive common share equivalents	310	340	299	374
Diluted weighted-average number of shares outstanding	78,968	80,357	79,814	78,594

Basic earnings (loss) per share	$4.53	$(0.37)	$13.74	$7.19
Diluted earnings (loss) per share	$4.52	$(0.37)	$13.68	$7.15
The computation of diluted earnings (loss) per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2026 and 2025, stock options, warrants and stock units representing common share equivalents of 97,410 shares and 1,306 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2026 and 2025, stock options, warrants and stock units representing common share equivalents of 93,636 shares and 6,705 shares, respectively, were anti-dilutive.
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
The following table presents the net capital position of the Company’s primary broker-dealer subsidiary (in thousands):

September 30, 2026
LPL Financial LLC
Net capital	$506,380
Less: required net capital	27,826
Excess net capital	$478,554
The Company’s other regulated subsidiaries, including LPL Enterprise, CES, and PTC, are also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on their operations. As of September 30, 2026, the Company’s other regulated subsidiaries met all capital adequacy requirements to which they were subject.

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

NOTE 17 - SUBSEQUENT EVENTS

The Board declared a cash dividend of $0.30 per share on LPLFH’s outstanding common stock to be paid on November 30, 2026 to all stockholders of record on November 12, 2026.

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
As of September 30, 2026, the fair value of our trading securities was $140.3 million and securities sold, but not yet purchased were not material. The fair value of market risk sensitive instruments entered into for other than trading purposes included within other assets was $1.7 billion as of September 30, 2026. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of trading securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2026, $1.6 billion of our outstanding debt was subject to floating interest rate risk. While our term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2026	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan A	$1,020,000	$1,020	$2,550	$5,100	$10,200
Revolving Credit Facility	616,000	616	1,540	3,080	6,160
Variable Rate Debt Outstanding	$1,636,000	$1,636	$4,090	$8,180	$16,360
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were not material during the three and nine months ended September 30, 2026 or 2025. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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
Change in Internal Control over Financial Reporting
On August 1, 2025, we acquired CFN. During the three months ended September 30, 2026, we continued the ongoing integration of CFN, including the incorporation of CFN’s internal controls over financial reporting into our overall internal control framework. This integration represents a material change that affected our internal control over financial reporting. Except as described above, there were no other changes during the third quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
July 1, 2026 through July 31, 2026	437,488	$320.64	437,488	$2,680.3
August 1, 2026 through August 31, 2026	221,280	$362.74	221,280	$2,600.0
September 1, 2026 through September 30, 2026	234,408	$341.37	234,408	$2,520.0
Total	893,176		893,176
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

Officer	Date of Plan Adoption	Commencement of Trading Period	Termination of Trading Period(1)	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Arrangements	Purchase or Sale
Matthew Audette, President and Chief Financial Officer	August 5, 2026	February 25, 2027	April 15, 2027	8,516	Sale
Richard Steinmeier, Chief Executive Officer	August 6, 2026	November 5, 2026	December 14, 2026	3,692	Sale
(1) Represents the outside termination date pursuant to terms of each applicable plan. The agreement governing the applicable plan may terminate earlier pursuant to its terms in certain circumstances outside of the control of the applicable officer, including if all trades under the plan are completed prior to the termination of the trading period.
Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 14, 2026 (incorporated by reference to the Form 10-Q filed on August 3, 2026, File No. 001-34963).
3.2	Eighth Amended and Restated Bylaws of LPL Financial Holdings Inc. (incorporated by reference to the Form 10-Q filed on August 3, 2026, File No. 001-34963).
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	October 29, 2026	By:	/s/ RICHARD STEINMEIER
Richard Steinmeier
Chief Executive Officer

Date:	October 29, 2026	By:	/s/ MATTHEW AUDETTE
Matthew Audette
President and Chief Financial Officer

Date:	October 29, 2026	By:	/s/ KATHARINE REEPING
Katharine Reeping
Chief Accounting Officer